Form 10-Q
period 2017-10-31
BELISS CORP.
filed 2017-12-11
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2017

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-219700

Beliss Corp. (Exact name of registrant as specified in its charter)
Nevada (State or Other Jurisdiction of Incorporation or Organization)	7310 (Primary Standard Industrial Classification Code Number)	37-1844863 (IRS Employer Identification No.)

Ajay Rajendran

Chief Executive Officer

10a ptc colony, 5 street,

Sembakkam, city Chennai,

state Tamilnadu, India 600073

16208783025

 (Address and telephone number of registrant’s principal offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)       No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   3,000,000 common shares issued and outstanding as of October 31, 2017.

Beliss Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of October 31, 2017 (Unaudited) and April 30, 2017 Interim Unaudited Statement of Operations for the three and six months ended October 31, 2017	4 5

	Interim Unaudited Statement of Cash Flows for the six months ended October 31, 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Securities Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying interim financial statements of Beliss Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Beliss Corp.

BALANCE SHEET

As of October 31, 2017 and April 30, 2017

ASSETS	October 31, 2017 (Unaudited)	April 30, 2017
Current Assets
Cash	$10,233	7,397
Total Current Assets	$10,233	7,397

Fixed Assets
Equipment, net	$5,027	2,642
Total Fixed Assets	$5,027	2,642

Total Assets	$15,260	10,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	190	190
Customer Deposits	5,000	7,000
Related Party Loans	10,563	663
Total Current Liabilities	$15,753	7,853

Total Liabilities	$15,753	7,853

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,3,000,000 shares issued and outstanding	3,000	3,000
Additional paid in capital	-	-
Accumulated deficit	(3,493)	(814)
Total Stockholder’s Equity	$(493)	2,186

Total Liabilities and Stockholder’s Equity	$15,260	10,039

See accompanying notes, which are an integral part of these unaudited financial statements

Beliss Corp.

STATEMENT OF OPERATIONS

For the three and six months ended October 31, 2017

(Unaudited)

	For the three months ended October 31, 2017	For the six months ended October 31, 2017	From inception to October 31, 2016

REVENUES	$5,000	10,000	-
Gross Profit	5,000	10,000	-

OPERATING EXPENSES
General and Administrative Expenses	3,749	12,679	563
TOTAL OPERATING EXPENSES	(3,749)	(12,679)	(563)

NET INCOME (LOSS) FROM OPERATIONS	1,251	(2,679)	(563)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$1,251	(2,679)	(563)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,000,000	3,000,000	-

See accompanying notes, which are an integral part of these unaudited financial statements

Beliss Corp.

STATEMENT OF CASH FLOWS

For the six months ended October 31, 2017 and 2016

(Unaudited)

	For the six months ended October 31, 2017	From inception to October 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,679)	$(563)
Depreciation	505	-
Adjustments to reconcile net loss to net cash (used in) operating activities:
Increase in Customer Deposits	(2,000)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,174)	(563)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,890)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(2,890)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	9,900	563
CASH FLOWS USED IN FINANCING ACTIVITIES	9,900	563

NET INCREASE IN CASH	2,836	-

Cash, beginning of period	7,397	-

Cash, end of period	$10,233	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these unaudited financial statements

Beliss Corp.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

October 31, 2017

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Beliss Corp.  (“the Company”, “we”, “us” or “our”) was incorporate in the State of Nevada on October 24, 2016. Our general business strategy is to be actively engaged in providing high impact internet marketing to internet based businesses and small businesses seeking to create websites and provide better search engine optimization (“SEO”) software and techniques to small internet based businesses and people seeking to create websites. We will also design and develop mobile applications for ourselves and customers on the iOS, Android and Windows phones platforms. Office of the Company is located in India.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had $10,000 revenues as of October 31, 2017.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s yearend is April 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $10,233 of cash as of October 31, 2017 and $7,397 as of April 30, 2017.

Foreign Operations and Functional Currency

The functional currency of the Company is US dollar because this is the currency of the primary economic environment of the Company in accordance with FASB ASC 830-10-45-2.

Accounts Payable

Accounts Payable discloses a liability to a creditor, carried on open account, usually for purchases of goods and services. The Company had $190 in accounts payable as of October 31, 2017 and $190 as of April 30, 2017.

Customer Deposit

Customer Deposit discloses an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money. The Company had $5,000 in customer deposit as of October 31, 2017 and $7,000 as of April 30, 2017.

Beliss Corp.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

October 31, 2017

(Unaudited)

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of furniture is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income. We incurred $505 of depreciation expense during the six months ended October 31, 2017.

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable;
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2017 and April 30, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Beliss Corp.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

October 31, 2017

(Unaudited)

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

  In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

Note 4 – FIXED ASSETS

Equipment
Cost
As at April 30, 2017	$2,642
Additions	2,890
Disposals	-
As of July 31, 2017	$5,532
Additions	-
Disposals	-
As of October 31, 2017	$5,532

Accumulated Depreciation
As of April 30, 2017	-
Depreciation expense	(228)
As of July 31, 2017	$(228)
Depreciation expense	(277)
As of October 31, 2017	$(505)

Net book value	$5,027

Note 5 – LOAN FROM DIRECTOR

As of October 31, 2017, our sole director has loaned to the Company $10,563. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $10,563 as of October 31, 2017, and $663 as of April 30, 2017.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On April 10, 2017 the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

There were 3,000,000 shares of common stock issued and outstanding as of October 31, 2017 and 3,000,000 shares as of April 30, 2017.

Note 7 – COMMITMENTS AND CONTINGENCIES

Company has entered into a rental agreement for a $190 monthly fee, starting on April 1, 2017 and ends September 1, 2018. By providing written notice to Landlord, Tenant exercises renewal option in case of further rent.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statement notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Description of the Business

We were incorporated in the State of Nevada on October 24th, 2016. Our general business plan is to be actively engaged in providing high impact internet marketing to internet based businesses and small businesses seeking to create websites and provide better search engine optimization (“SEO”) software and techniques to small internet based businesses and people seeking to create websites. We believe that there is a niche in this area as smaller companies are not coveted by the big internet advertising firms and they cannot afford to pay the higher fees demanded by large SEO web design companies. We will also design and develop mobile applications for ourselves and customers on the iOS, Android and Windows phones platforms.

Our ability to obtain the necessary financing to complete the development of the application and to become profitable is dependent on raising money in the future.

On October 24, 2016, we appointed Ajay Rajendran to be the President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Director of the Company.

We received our initial funding of $3,000 through the sale of common stock to our President, Ajay Rajendran, who purchased 3,000,000 shares of our common stock at $0.001 per share on April 10, 2017.

We have never declared bankruptcy, have never been in receivership, and we have never been involved in any legal action or proceedings. Neither we, nor our officer, director, promoters or affiliates, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with, any representatives of the owners of any business or company regarding the possibility of another acquisition or merger.

Since we are incorporation we have our own website at www.belisscorp.com, have created contracts for clients, have negotiated with 4 individual. Also we have discussed the terms of executing of our work. The Company is able to provide separate services of creation and designing webpages. In case if the customer wants to have unique and unrepeatable design of its webpage after development we are providing such service as well.

We are a developing company and have generated $10,000 revenue for the six months ended October 31, 2017. We currently have no employees. We plan to hire experienced employees in the future when we have sufficient revenues. Our sole director’s current training allows him to provide the services we list in this prospectus.

The Company

Business Plan

We will be actively engaged in providing high impact internet marketing to internet based businesses and small businesses seeking to create websites. Our services will also attempt to elevate the place of customers’ websites in search engine rankings for selected keywords that describe the product or service offered by the customer. The process of elevating a website’s rankings is known as search engine optimization, or SEO, and it involves the use of keywords and algorithms for relevant content.

The Company will also help customers manage their monthly advertising expenditures through pay-per-click, or PPC advertising which allows business owners to immediately appear on the first page of a web search. By using pay-per-click, a company can automatically increase the presence of its website; we feel that this avenue of growth to a new business can be very important, as the business will be able to generate highly predictable advertising fees on a month to month basis for these services. We will also, provide customers with the web application development services for many different computing needs. The primary focus of these services is the development of websites using different types of templates such as: HTML, Word Press, MotoCMS HTML, OpenCart.

When we design and create a website and marketing campaign for a customer we believe we are building an online identity for that customer and thereby, allowing the formation of a potential consumer audience wishing to purchase that customers product or service. We will discuss and work with the customer to establish a brand identity that clearly communicates our customers’ core values as well as making it instantly recognizable.

Once we have established our web design, advertising and SEO portion of our business we will also design and develop mobile applications for ourselves and customers on the iOS, Android and Windows phones platforms.

Products & Services

Website Development

We plan the primary revenue creator for our business to be the development of website applications including customized websites for small to medium sized businesses. Within this aspect of the business, the Company will charge from $500 for each project undertaken by the Company. Customers that use our services will be seeking to develop an expansive ecommerce, or application intensive website. Through our areas of expertise, we will be able to provide small, and medium sized businesses with enterprise level applications customizable for any purpose.

Internet Marketing

Our secondary revenue stream for the Company will be our marketing and advertising services. We will help customers manage their monthly advertising expenditures through pay-per-click advertising which allows business owners to immediately appear on the first page of a web search and control the advertising costs by setting a maximum budget per month. By using pay per-click, a company can automatically increase the presence of its website, by attracting internet viewers who are interested in the product or service that the customer provides. Pay-per-click advertising to a new business can be very important, as the business will be able to generate highly predictable advertising fees on a month to month basis for these services and attract potential customers.

We will also assist companies with email and traditional advertising campaigns. We will help build emails that the customer can send to its client lists to update them on upcoming events and sales, and in that way can make sure that the customer can keep in touch with its’ clients.

Search Engine Optimization (SEO)

We also intend on providing search engine optimization services. This service works by examining the keywords of any given website, and then applying these keywords to search engines that the Company enrolls its customers in. This service provides users with the ability to appear on the direct search engine results for their selected keywords. The search engine optimization service is almost invisible. In the process of writing the website (back end) thematic tags are included, which in turn make searching process of webpages or websites of the customers easier. Our sole officers Ajay Rajendran is currently providing the company’s services and discloses his current level of relevant training.

Search engines such as Google, Yahoo, MSN, Ask.com, and many others use complicated algorithms to rank specific websites based on their relevance to the keyword. By adding keyword rich content to a website, the Company will be able to proactively increase the clients’ website’s visibility by integrating their keywords into these search directories. The technical aspect behind SEO service is highly complex, and management will provide a potential client with a technical specification document outlining the structure of how these services are rendered.

Branding and visual representation

We will also build an identity for our customers. When designing a company’s website and online brand we understand and take care in the knowledge that we are forming a potential audience who will want to purchase a product or service from our customer. We will research and discuss with our customer what they want to portray to their customers and then establish a brand identity that clearly communicates those customer core values as well as making our customers business instantly recognizable.

Mobile Apps

Design and develop mobile smartphone applications for ourselves and for clients on the iOS, Android and Windows phones platforms.

Sales and Marketing

We believe that the most effective and efficient marketing channel for us, is through the internet, smartphone ads and by word of mouth. Online or internet marketing is comparatively more cost-effective than traditional local and print media marketing campaigns. Although, the Company will emphasize its advertising on internet marketing channels, we will not ignore other effective marketing tools also, such as word of mouth marketing, smartphone ads and possibly billboards, radio or television spots.

Beliss Corp. intends to maintain an extensive marketing campaign that will ensure maximum visibility for the business in its targeted market.

Marketing Objectives

               The company will use a variety of online marketing tools and channels including:

Our website is the first step of implementing our business. Our website will be enhanced and completed soon after the completion of this offering.

Social media has currently proven itself the most cost-effective and efficient medium to communicate with potential customers and to get the Company name and services noticed by potential customers. Due to the popularity of social media we will also use all sources of social media marketing that are available to us. This will also allow us to show our potential clients our ability to design and create, through the use of our social media account designs and website links.

We also plan on targeting local businesses by implementing a local campaign in the Company’s directed market, the Chennai area, via the use of web advertising, flyers, local newspaper advertisements, word of mouth, clients’ recommendations and referrals. We will begin our focus for new clients in the Chennai area because there are many small businesses that are based there. We believe that with the large amount of tourism, the growing use by tourists of internet searches from computers and smartphones to search for taxis, limousines, restaurants, and souvenir shops that we will be able to assist those companies in being found by those searches, by creating their websites, and assisting them with their SEO; thereby, increasing their clientele.

Lastly we plan on establishing relationships with small businesses and through professional networking using the internet and various community meetings and trade shows. In the future, our marketing teams will create a virtual network with our potential customers. Networking will be very helpful in bringing us references of potential clients and spreading information about our web design, advertising and SEO abilities by word of mouth.

Our ability to generate advertising and referral revenue will be due in large part to our ability to get traffic to our website and social media.

Marketing Plans

Mr. Rajendran intends on using a number of marketing plans that will allow Beliss Corp.to easily target people and business owners within our directed market. These ideas include social media, SEO, pay-per-click advertisements, traditional print advertisements and ads placed on search engines on the internet.

We will also use internet based advertising. This is very important as a web design and SEO company we need to prove to potential customers that we are good at what we do, and one of the best ways to prove that is to have a great website that is easy to find through search engines. To further that online presence our founder, Mr. Rajendran will register the Company with online portals so that potential customers can easily reach the business. The Company will further develop its own online website: belisscorp.com

The Company will maintain print and traditional advertising methods within local markets to promote the internet and web development services that the Company is selling. The amount of that advertising that the Company is able to establish will be based on the level of funding received from this Offering.

Industry

Widespread adoption of the internet as a source for attracting prospective customers, customer relations and overall distribution of corporate message has increased the need for an online presence for businesses, from large corporations to small enterprises. Prior to the widespread adoption of the internet, content was primarily distributed through traditional media, such as newspapers, magazines and television. Increased access to the internet as a result of extensive broadband penetration and the rapid proliferation of connected mobile devices and wearable technology devices is driving significant growth in demand for online content.

As a result, there has been an exponential increase in the number of websites and mobile applications created and the amount of content available digitally. Concurrently, search technology has continued to improve the organization of and access to the broad range of websites and online information, reshaping consumer behavior and expectations for discovering credible and relevant information online.

Industry Analysis

The technical consulting and web design industry has been increasing over the last five years. Rapid increases and developments in computer technology have caused the average user to rely on computer professionals to handle their web development, internet marketing, and search engine optimization needs.

As time progresses, management expect that the number of businesses operating within the web design and search engine optimization market will continue to grow as these services are heavily in demand. This segment of the computer consulting industry is relatively new as many companies have realized that in order to thrive online, an expansive marketing and advertising campaign is needed to continually draw traffic to their website. The popularity of these services has skyrocketed over the last few years as many search engines now allow for special placement among online directories. Furthermore, the use of pay per-click advertising has allowed many smaller internet businesses to thrive on the web. We will seek to capitalize on these trends by assisting companies in the design of their website, the implementation of SEO programs and by managing PPC marketing campaigns. These services will provide the Company with an ongoing stream of revenue on a month-to-month basis.

Search Engine Optimization (SEO) Trends

The internet has fundamentally changed the consumption of media. In contrast to consumers' relatively passive consumption of traditional media, the proliferation of the internet and social media has enabled consumers to seek out and interact with content across an increasing number of competing websites. As a result, consumers are changing the way they discover content online, increasingly typing queries into web search engines to discover and access content from the millions of websites on the internet. Further, advancements in web search technology and the popularity of social media have enhanced the ability to find specific content associated with personal needs and interests, leading to migration of the consumer base away from content consumed on traditional portals.

There is constant change in the world of search engine optimization. Google, the dominant player in the search engine sphere, regularly puts out new updates to the search algorithm that makes its service so popular. Some of the most recent changes were the October 2014 updates to the Panda and Penguin content policing systems that made it clear once again that SEO marketing companies need to focus on search engine optimization that provide value to web surfers.

Search Engine Land reports on yet another change coming down from Google: mobile will now play a bigger role when calculating a website’s search engine ranking. More specifically, if a company website earns a “mobile-friendly” label from Google, it will gain serious points when it comes time for Google’s search engine robots to catalog and rank content. Google’s announcement that mobile optimized sites are being looked at favorably shouldn’t come as a surprise to any search marketing company. Digital commerce is quickly moving to mobile platforms.

Pricing

Every order or request is unique and individual to that customer and therefore it is not possible to define or constrain our pricing. However, as we plan on targeting small to medium size business we need to stay competitive and we will try and offer services from a very basic level of services starting at around $500 up to a much more detailed and all-encompassing level which will cost more. The final decision on what we will charge our customer will be made after a detailed consultation with the customer on their thoughts and desires and our research into the customer’s business. Basically cost will be determined by how complicated the assignment is and the time required for its execution.

Customer Demographics

Any online business that is seeking to expand their online presence is a potential client of ours. As such, the demographic categories for these businesses is excessively large as there are hundreds of thousands of internet entrepreneurs that are seeking to acquire the same clientele as us.

We are looking for any size of companies with any income, who want to improve their online presence and increase sales. We will represent client companies located around the world and in every type of business, as we pride ourselves on being able to take on any task. We understand that our customers’ business ideas and their perspective for the future of their companies is important, and we will base our designs and creative ideas for our customer based on those principles.

Patents, Trademarks and Licenses

We currently do not have any patents or trademarks; and we are not party to any license, franchise, concession, or royalty agreements or any labor contracts.

Competition

The online content and media market we participate in is new, rapidly evolving and intensely competitive. Competition is expected to intensify in the future as more companies enter the space. We compete for business on a number of factors including return on marketing investment, price and access to targeted audiences and quality. Competition in the online advertising and marketing industry is also highly fragmented. Our competition is any company that provides one or more of our company’s core service offerings.

Our competition includes Advertising Firms, Public Relations Companies, Web Design Companies, Graphic Design Companies, and Search Engine Optimization Firms. Our competitors range in size from small, local independent firms and individuals to very large conglomerates. Such fragmentation can mean that a small business owner can employ more than one advertising and marketing agency to get a needed mix of web design and online marketing services for their desired budget. The online media marketing industry is always evolving with thousands of new competitors entering the market every year. It is becoming very difficult for companies to distinguish themselves in the market and gain new customers.

In addition to competitors, many businesses are deciding to design their own websites and execute online advertising campaigns themselves, reducing the number of potential customers. There is a large number of companies that provide website templates that a business can purchase and alter easily, without the need to hire a web development company. While basic coding knowledge is needed to effectively customize a template and incorporate social management and monitoring solutions to fit an individual business’s needs, many new businesses are choosing to use an existing template versus paying for a new website design.

Our Company is also subject to other competitive risks of early stage and commercial businesses generally, and of technology businesses in particular, including competing in an environment where other companies may be better financed or have more experience than the Company.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic marketing may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in web usage and reduce the demand for our products.

We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The clear majority of such laws were adopted prior to the advent of the internet. As a result, they do not contemplate or address the unique issues of the internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Consumer Protection Regulation

Advertising and promotional activities presented to visitors on our website or our clients’ websites will be subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We will also be subject to various other federal and state consumer protection laws.

The FTC and many state attorneys general are applying federal and state consumer protection laws to advertising activities and to require that the online collection, use and dissemination of data, including personal information, and the presentation of website content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. We believe that we will be in compliance with the consumer protection standards that apply to our website, but a determination by a state or federal agency or court that any of our potential practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, claims that we are violating any such standards could, even if we are not found liable, be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

In October 2009, the FTC adopted revised Guides Concerning the Use of Endorsements and Testimonials in Advertising. These Guides, which were last updated in 1980, became effective December 1, 2009. In addition to revising certain provisions regarding disclosures relating to endorsements and testimonials, the FTC clarified the Guides’ applicability to online and social media forums. In 2013, the FTC also revised guidance applicable to online advertising known as the Dot Com Disclosures, which was originally released in 2000. The revised Guides, the revised Dot Com Disclosures and a 2013 FTC workshop on “native advertising” (i.e., blending advertising content with other content) may be an indication that the FTC may apply increased scrutiny to the use of endorsements, testimonials, and other advertising content online and through traditional media. To the extent we may rely on endorsements or testimonials, we will review any relevant relationships for compliance with the Guides and we will otherwise endeavor to follow legal standards applicable to advertising.

Data Protection Regulations

With the recent increase in publicity regarding data breaches resulting in improper dissemination of consumer information, many states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. Generally, these laws are limited to electronic data and make some exemptions for smaller breaches. Congress has also been considering similar federal legislation relating to data breaches. The FTC has also prosecuted some data breach cases as unfair and/or deceptive acts or practices under the Federal Trade Commission Act. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. These laws may apply directly to our business or indirectly by contract when we provide services to other companies. We intend to continue to comprehensively protect all consumer data and to comply with all applicable laws regarding the protection of this data.

Research and Development Activities and Costs

We have not incurred any expenses and have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Compliance with Environmental Laws

There are no special environmental laws for offering marketing and advertising services on the internet.

Employees

Other than our sole officer and director, we have no full-time or part-time employees of our business or operations who are employed at will by the Beliss Corp. Mr. Rajendran currently dedicates as much time as needed to our business affairs. We plan to hire experienced employees in the future when we have sufficient revenues. Our sole director’s current training allows him to provide the services we list in this prospectus.

Description of Property

Our offices are currently located at 10a ptc colony, 5 street, Sembakkam, city Chennai, state Tamilnadu, India, ZIP: 600073. Our telephone number is 16208783025. We do not own any real property or significant assets. As we are not generating sufficient revenue at this time to justify a separate corporate office, the principal executive office is occupies according to the lease agreement. Once our business grows and generates sufficient revenue, we will look for a more suitable office space in a separate corporate office. Management believes that this office space will meet our needs for the next 18 months.

Legal Proceedings

The Company is not involved in any pending legal proceeding nor is it aware of any pending or threatened litigation against us.

Results of operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Liquidity and capital resources

As at October 31, 2017, our total assets were $15,260. Total assets were comprised of $10,233 in current assets and $5,027 in fixed assets.

As at October 31, 2017, our current liabilities were $15,753 and Stockholders’ deficit was $493.

Cash flows from operating activities

For the six months ended October 31, 2017 net cash flows used in operating activities was negative $4,174.

Cash flows from investing activities

For the six months ended October 31, 2017 we have generated $2,890 of cash used in investing activities.

Cash flows from financing activities

For the six months ended October 31, 2017 we have generated $9,900 of cash flows by financing activities.

Management’s discussion and analysis

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

  We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•         Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•         Provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

•         Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•         Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•         Disclose certain executive compensation related items such as the correlation between executive compensation and performance comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

  We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. However, even if we no longer qualify for the exemptions for an emerging growth company, we may still be, in certain circumstances, subject to scaled disclosure requirements as a smaller reporting company. For example, smaller reporting companies, like emerging growth companies, are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or the auditor attestation of internal controls over financial reporting.

We believe that we will be able to raise enough money through the offering to continue our proposed operations, but we cannot guarantee that once we continue operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from this offering and will need to find alternative sources.

Future Financings

We will continue to rely on equity sales of the Company’s common shares in order to continue to fund business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned research and development of our web and mobile based products.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceeding nor is it aware of any pending or threatened litigation against us.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and authorized this registration statement to be signed on its behalf by the undersigned, in Chennai December 12, 2017.

BELISS CORP.

By: /s/ Ajay Rajendran

             Ajay Rajendran

           Chief Executive Officer,

            Chief Financial Officer,

            Principal Accounting Officer,

            Director