Form 10-Q
period 2018-01-31
BELISS CORP.
filed 2018-03-26
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2018

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-219700

Beliss Corp. (Exact name of registrant as specified in its charter)
Nevada (State or Other Jurisdiction of Incorporation or Organization)	7310 (Primary Standard Industrial Classification Code Number)	37-1844836 (IRS Employer Identification No.)

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

Large accelerated filer ( ) Emerging growth company (X)	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   The Company has 4,885,000 common shares issued and outstanding as of January 31, 2018.

Beliss Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

Balance Sheets as of  January 31, 2018 (Unaudited) and April 30, 2017

Interim Unaudited Statements of Operations for the three and nine months ended  January 31, 2018, and from inception to January 31, 2017

		4 5

	Interim Unaudited Statements of Cash Flows for the nine months ended January 31, 2018, and from inception to January 31, 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

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

Beliss Corp.

BALANCE SHEET

As of January 31, 2018 and April 30, 2017

ASSETS	January 31, 2018 (Unaudited)	April 30, 2017
Current Assets
Cash	$5,733	7,397
Prepaid expenses	1,520	-
Total Current Assets	$7,253	7,397

Fixed Assets
Equipment and furniture, net	$22,474	2,642
Total Fixed Assets	$22,474	2,642

Total Assets	$29,727	10,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	-	190
Customer Deposits	-	7,000
Related Party Loans	10,563	663
Total Current Liabilities	$10,563	7,853

Total Liabilities	$10,563	7,853

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,4,885,000 and 3,000,000 shares issued and outstanding	4,885	3,000
Additional paid in capital	35,815	-
Accumulated deficit	(21,536)	(814)
Total Stockholder’s Equity	$19,164	2,186

Total Liabilities and Stockholder’s Equity	$29,727	10,039

See accompanying notes, which are an integral part of these unaudited financial statements

Beliss Corp.

STATEMENTS OF OPERATIONS

For the three and nine months ended January 31, 2018 and from inception to January 31, 2017

(Unaudited)

	For the three months ended January 31, 2018	For the nine months ended January 31, 2018	From inception to January 31, 2017

REVENUES	$5,000	15,000	-
Gross Profit	5,000	15,000	-

OPERATING EXPENSES
General and Administrative Expenses	23,043	35,722	563
TOTAL OPERATING EXPENSES	(23,043)	(35,722)	(563)

NET LOSS FROM OPERATIONS	(18,043)	(20,722)	(563)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(18,043)	(20,722)	(563)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,486,196	3,243,098	-

See accompanying notes, which are an integral part of these unaudited financial statements

Beliss Corp.

STATEMENTS OF CASH FLOWS

For the nine months ended January 31, 2018 and from inception to January 31, 2017

(Unaudited)

	For the nine months ended January 31, 2018	From inception to January 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (20,722)	$ (563)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation	1,297	-
Changes in operating assets and liabilities:
Increase in Prepaid Expenses	(1,520)	-
Decrease in Accounts Payable	(190)	-
Decrease in Customer Deposits	(7,000)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(28,135)	(563)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(21,129)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(21,129)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	9,900	563
Proceed from sales of Capital Stock	37,700	-
CASH FLOWS USED IN FINANCING ACTIVITIES	47,600	563

NET DECREASE IN CASH	(1,664)	-

Cash, beginning of period	7,397	-

Cash, end of period	$ 5,733	$ -

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these unaudited financial statements

Beliss Corp.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

January 31, 2018

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  For the nine months ended January 31, 2018 the Company had $15,000 revenues from three customers Amit Sankaran, Nanda Mangal and Kunti Jayaraman.  The Company currently has loses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.  Despite management’s ongoing efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The interim result is not indicative of the full year and need to be read in conjunction with S-1. The Company’s year-end is April 30.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $5,733 of cash as of January 31, 2018 and $7,397 as of April 30, 2017.

Foreign Operations and Functional Currency

Despite the business location in India, the functional currency of the Company is US dollar, because this is the currency of the primary economic environment of the Company in accordance with FASB ASC 830-10-45-2.

Customer Deposit

Customer Deposit discloses an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money. The Company had $0 in customer deposit as of January 31, 2018 and $7,000 as of April 30, 2017.

Beliss Corp.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

January 31, 2018

(Unaudited)

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of furniture is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income. We incurred $792 and $1,297 of depreciation expense during the three and nine months ended January 31, 2018.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  Our product is providing high impact internet marketing to internet based businesses and small businesses seeking to create websites and provide better search engine optimization (“SEO”) software and techniques to small internet based businesses and people seeking to create websites.

Basic Loss per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2018 and April 30, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Beliss Corp.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

January 31, 2018

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

ASC 606, Revenue From Contracts With Customers, was issued jointly by the FASB and IASB on May 28, 2014. It was originally effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public entities. Early application was not permitted (however, early adoption was optional for entities reporting under IFRSs). On August 12, 2015, the FASB issued an ASU, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which deferred for one year the effective date of the new revenue standard for public and nonpublic entities reporting under U.S. GAAP. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

Note 4 – FIXED ASSETS

As of January 31, 2018 we have purchased furniture for total $5,532 and office equipment for $18,239. As of January 31, 2018 depreciation expense of furniture was $782 and equipment depreciation was $515.

Note 5 – LOAN FROM DIRECTOR

As of January 31, 2018, our sole director has loaned to the Company $10,563. This loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $10,563 as of January 31, 2018, and $663 as of April 30, 2017.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

In April 2017, the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

In December 2017 the Company issued 750,000 shares for cash proceeds of $15,000 at $0.02 per share.

In January 2018 the Company issued 1,135,000 shares for cash proceeds of $22,700 at $0.02 per share.

There were 4,885,000 shares of common stock issued and outstanding as of January 31, 2018 and 3,000,000 shares as of April 30, 2017.

Note 7 – COMMITMENTS AND CONTINGENCIES

Company has entered into a rental agreement for a $190 monthly fee, starting on April 1, 2017 and ends September 1, 2018. By providing written notice to Landlord, Tenant exercises renewal option in case of further rent.

Beliss Corp.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

January 31, 2018

(Unaudited)

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than issuance of 150,000 shares for cash proceeds of $3,000 at $0.02 per share in February 2018.

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

We have never declared bankruptcy, have never been in receivership, and we have never been  a party to any legal action or proceedings. Neither we, nor any officer, director, promoter or affiliate, have had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements, or understandings with, any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Since incorporation, we have maintained our own website at www.belisscorp.com, have created contracts for clients and have engaged in negotiations with potential clients concerning services we might provide to them.  We offer our clients the ability to create and design webpages customized to the any client’s unique needs..

We are a development stage company and have generated $15,000 revenue for the nine months ended January 31, 2018. We currently have no employees. We plan to hire experienced employees in the future when we have sufficient revenues. Our sole officer and director’s current training allows him to provide the services we list in this prospectus.

Legal Proceedings

The Company is not a party to  any  legal proceeding nor is it aware of any pending or threatened litigation against us.

Results of operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital.

Liquidity and capital resources

As at January 31, 2018, our total assets were $29,727. Total assets were comprised of $7,253 in current assets and $22,474 in fixed assets.

As at January 31, 2018, our current liabilities were $10,563 and Stockholders’ equity was $19,163.

Cash flows from operating activities

For the nine months ended January 31, 2018 net cash flows used in operating activities was negative $28,135.

Cash flows from investing activities

              For the nine months ended January 31, 2018 we have used $21,129 of cash in investing activities.

Cash flows from financing activities

For the nine months ended January 31, 2018 we have generated $47,600 of cash flows by financing activities.

.

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

.

Future Financings

We will continue to rely on equity sales of the Company’s common shares in order to continue to fund business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that the Company will achieve any additional sales of  equity securities or arrange for debt or other financing to fund planned research and development of our web and mobile based products.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not presently involved in any litigation   nor is it aware of any pending or threatened litigation against us.

ITEM 1A.	RISK FACTORS

N/A

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and authorized this registration statement to be signed on its behalf by the undersigned, in Chennai March 26, 2018.

BELISS CORP.

By: /s/ Ajay Rajendran

 Ajay Rajendran

   Chief Executive Officer,

      Chief Financial Officer,

      Principal Accounting Officer,

      Director