Form 10-K
BELISS CORP.
filed 2018-08-13
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2018

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-219700

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

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes o       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes o No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Emerging growth company o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o       No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,035,000 common shares issued and outstanding as of August 10, 2018.

PART I

Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

Since we were incorporated we have had our own website at www.belisscorp.com, have created contracts for clients, have negotiated with 5 individuals regarding the provision of services to them. Also we have discussed the terms of executing of our work. The Company is able to provide separate services of creation and designing webpages.  If a customer wants to have a unique and unrepeatable design of its webpage after development we can provide such service as well.

We currently have no employees. We plan to hire experienced employees in the future when we have sufficient revenues. Our sole director’s current training allows him to provide the services we list in this report.

The Company

Business Plan

We will be actively engaged in providing high impact internet marketing to internet based businesses and small businesses seeking to create websites. Our services will also attempt to elevate the place of customers’ websites in search engine rankings for selected keywords which describe the product or service offered by the customer. The process of elevating a website’s rankings is known as search engine optimization, or SEO, and it involves the use of keywords and algorithms for relevant content.

The Company will also help customers manage their monthly advertising expenditures through pay-per-click, or PPC advertising which allows business owners to immediately appear on the first page of a web search. By using pay-per-click, a company can automatically increase the presence of its website; we feel that this avenue of growth to a new business can be very important, as the business will be able to generate highly predictable advertising fees on a month to month basis for these services. We will also, provide customers with the web application development services for many different computing needs. The primary focus of these services is the development of websites using different types of templates such as: HTML, Word Press, MotoCMS HTML and OpenCart.

When we design and create a website and marketing campaign for a customer we believe we are building an online identity for that customer and thereby allowing the formation of a potential consumer audience wishing to purchase that customers product or service. We will discuss and work with the customer to establish a brand identity that clearly communicates our customers’ core values as well as making it instantly recognizable.

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

Search Engine Optimization (SEO)

We also intend on providing search engine optimization services. This service works by examining the keywords of any given website, and then applying these keywords to search engines that the Company enrolls its customers in. This service provides users with the ability to appear on the direct search engine results for their selected keywords. The search engine optimization service is almost invisible. In the process of writing the website (back end) thematic tags are included, which in turn make searching process  for webpages or websites of the customers easier. Our sole officers Ajay Rajendran is currently providing the company’s services and discloses his current level of relevant training.

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

Marketing Objectives

               The company will use a variety of online marketing tools and channels including:

Our website is the first step of implementing our business. Our website will be enhanced continuously as our business needs dictate.

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

We will also use internet based advertising. This is very important because, as a web design and SEO company, we need to prove to potential customers that we are good at what we do, and one of the best ways to prove that is to have a great website that is easy to find through search engines. To further that online presence our founder, Mr. Rajendran will register the Company with online portals so that potential customers can easily reach the business. The Company will further develop its own online website: belisscorp.com

The Company will maintain print and traditional advertising methods within local markets to promote the internet and web development services that the Company is selling. The amount of that advertising that the Company is able to establish will be based on the level of  revenue  we generate and funding we may obtain.

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

Customer Demographics

Any online business that is seeking to expand  its online presence is a potential client of ours. As such, the demographic categories for these businesses is excessively large as there are hundreds of thousands of internet entrepreneurs that are seeking to acquire the same clientele as us.

We are looking for any size of companies with any income, who want to improve their online presence and increase sales. We will represent client companies located around the world and in every type of business, as we pride ourselves on being able to take on any task appropriate to our resources at the time. We understand that our customers’ business ideas and their perspective for the future of their companies is important, and we will base our designs and creative ideas for our customer based on those principles.

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

In addition to competitors, many businesses are deciding to design their own websites and execute online advertising campaigns themselves, reducing the number of potential customers. There are a large number of companies that provide website templates that a business can purchase and alter easily, without the need to hire a web development company. While basic coding knowledge is needed to effectively customize a template and incorporate social management and monitoring solutions to fit an individual business’s needs, many new businesses are choosing to use an existing template versus paying for a new website design.

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

Research and Development Activities and Costs

We have not incurred any expenses and have spent no time on specialized research and development activities and have no plans to undertake any research or development in the future.

Compliance with Environmental Laws

There are no special environmental laws for offering marketing and advertising services on the internet.

Employees

Other than our sole officer and director, we have no full-time or part-time employees of our business or operations who are employed at will by the Beliss Corp. Mr. Rajendran currently dedicates as much time as needed to our business affairs. We plan to hire experienced employees in the future when we have sufficient revenues. Our sole director’s current training allows him to provide the services we list in this report.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

The Company is not involved in any pending legal proceeding nor is it aware of any pending or threatened litigation against us.

Item 4.  Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is no public market for our common shares.  Our common shares are not quoted on any exchange or in any over- the counter market. We have filed a Form 211 with FINRA to allow a FINRA registered to quote our common shares. However, the can be no assurances that FINRA will approve our application nor that if our application is approved any market for our common shares will ever develop. Even if such a market should ever develop, trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.   There can be no assurances that there will be a market in the future for our common stock.

As of April 30, 2018, no shares of our common stock have traded.

Number of Holders

As of April 30, 2018, the 5,035,000 issued and outstanding shares of common stock were held by a total of 44 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended April 30, 2018 and 2017.

Recent Sales of Unregistered Securities

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

In February 2018 the Company issued 150,000 shares  for cash proceeds of $3,000 at $0.02 per share.

There were 5,035,000 shares of common stock issued and outstanding as of April 30, 2018.

Purchase of our Equity Securities by Officers and Directors

On April 10, 2017, the Company offered and sold 3,000,000 restricted shares of common stock to our president and director, Ajay Rajendran, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the year ended April 30, 2018 and April 30, 2017:

Revenue and cost of goods sold

For the year ended April 30, 2018 and April 30, 2017, the Company generated total revenue of $15,200 and $0 from selling products to the customer. The cost of goods sold for the year ended April 30, 2018 and April 30, 2017 was $11 and $0.

Operating expenses

Total operating expenses for the year ended April 30, 2018 and April 30, 2017 were $54,645 and $814. The operating expenses for the year ended April 30, 2018 included  advertising expense of $9,050; bank charges of $1,782; computer and internet expenses of $2,200; depreciation expense of $2,485; audit fees of $19,898;  legal fees of $8,000; rent expense of $2,280;  repairs and maintenance of $5,950;  miscellaneous of $3,000. The operating expenses for the year ended April 30, 2017 included bank charges of $61; incorporation fees of $563; rent expense of $190.

Net Loss

The net loss for the year ended April 30, 2018 and April 30, 2017 was $39,456 and $814 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended April 30, 2018, the Company had cash of $7,257 ($7,397 as of April 30, 2017). Furthermore, the Company had a working capital deficit of $17,856 (deficit of $456 as of April 30, 2017). The increase in working capital is attributed to sale of stock.

During the  year ended April 30, 2018, the Company used $29,611 of cash in operating activities due to its net loss and increase in prepaid expenses of $950; increase in accounts payable of $8,310 and depreciation of $2,485.

During the year ended April 30, 2018 the Company used $21,129 of cash in investing activities.

During the year ended April 30, 2018, the Company generated $50,600 of cash in financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Ajay Rajendran, has concluded a verbal agreement with the Beliss Corp. in order to fund completion of the registration process and to maintain the reporting status with SEC.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our only sources for cash at this time are investments by others in this offering, selling our paper dung products and loans from our director. We must raise cash to implement our plan and stay in business.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Beliss Corp.

FINANCIAL STATEMENTS

As of April 30, 2018 and April 30, 2017

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Beliss Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Beliss Corp. (the "Company") as of April 30, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company's auditor since 2017

Diamond Bar, California

August 10, 2018

Beliss Corp.

BALANCE SHEET

As of April 30, 2018 and April 30, 2017

ASSETS	April 30, 2018	April 30, 2017
Current Assets
Cash	$7,257	7,397
Prepaid expenses	950	-
Total Current Assets	$8,207	7,397

Fixed Assets
Equipment and furniture, net	$21,286	2,642
Total Fixed Assets	$21,286	2,642

Total Assets	$29,493	10,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	8,500	190
Customer Deposits	7,000	7,000
Related Party Loans	10,563	663
Total Current Liabilities	$26,063	7,853

Total Liabilities	$26,063	7,853

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,5,035,000 and 3,000,000 shares issued and outstanding	5,035	3,000
Additional paid in capital	38,665	-
Accumulated deficit	(40,270)	(814)
Total Stockholder’s Equity	$3,430	2,186

Total Liabilities and Stockholder’s Equity	$29,493	10,039

See accompanying notes, which are an integral part of these financial statements

Beliss Corp.

STATEMENTS OF OPERATIONS

Years ended April 30, 2018 and from inception to April 30, 2017

	Year ended April 30, 2018	From inception to April 30, 2017

REVENUES	$15,200	-
Cost of Revenues	11	-
Gross Profit	15,189	-

OPERATING EXPENSES
General and Administrative Expenses	54,645	814
TOTAL OPERATING EXPENSES	(54,645)	(814)

NET LOSS FROM OPERATIONS	(39,456)	(814)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(39,456)	(814)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,825,623	333,333

See accompanying notes, which are an integral part of these financial statements

Beliss Corp.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

Years ended April 30, 2018 and from inception to April 30, 2017

	Common Stock		Additional Paid-in	Deficit Accumulated	Total Stockholders’
	Shares	Amount	Capital		Equity

Inception, October 24, 2016	-	$-	$-	$-	$-

Shares issued for cash	3,000,000	3,000	-	-	3,000

Net loss for the period ended April 30, 2017	-	-	-	(814)	(814)

Balance, April 30, 2017	3,000,000	$3,000	$-	$(814)	$2,186

Shares issued for cash	2,035,000	2,035	38,665	-	40,700

Net income (loss) for the period ended April 30, 2018	-	-	-	(39,456)	(39,456)

Balance, April 30, 2018	5,035,000	$5,035	$38,665	$(39,456)	$3,430

See accompanying notes, which are an integral part of these financial statements

Beliss Corp.

STATEMENTS OF CASH FLOWS

Years ended April 30, 2018 and from inception to April 30, 2017

	Year ended April 30, 2018	From inception to April 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,456)	$(814)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation	2,485	-
Changes in operating assets and liabilities:
Increase in Prepaid Expenses	(950)	-
Increase in Accounts Payable	8,310	190
Increase in Customer Deposits	-	7,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(29,611)	6,376

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(21,129)	(2,642)
CASH FLOWS USED IN INVESTING ACTIVITIES	(21,129)	(2,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	9,900	663
Proceed from sales of Capital Stock	40,700	3,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	50,600	3,663

NET DECREASE IN CASH	(140)	7,397

Cash, beginning of period	7,397	-

Cash, end of period	$7,257	$7,397

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

Beliss Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2018 and 2017

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  For year ended April 30, 2018 the Company had $15,200 revenues from four customers.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.  Despite management’s ongoing efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $7,257 of cash as of April 30, 2018 and $7,397 as of April 30, 2017.

Foreign Operations and Functional Currency

Despite the business location in India, the functional currency of the Company is US dollar, because this is the currency of the primary economic environment of the Company in accordance with FASB ASC 830-10-45-2.

Customer Deposit

Customer Deposit discloses an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money. The Company had $7,000 in customer deposit as of April 30, 2018 and $7,000 as of April 30, 2017.

Beliss Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2018 and 2017

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of furniture is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income. We incurred $2,485 and $0 of depreciation expense during the years ended April 30, 2018 and April 30, 2017.

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

Basic Loss per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2018 and April 30, 2017 there were no potentially dilutive debt or equity instruments issued or outstanding.

Beliss Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2018 and 2017

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

ASC 606, Revenue from Contracts with Customers, was issued jointly by the FASB and IASB on May 28, 2014. It was originally effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public entities. Early application was not permitted (however, early adoption was optional for entities reporting under IFRSs). On August 12, 2015, the FASB issued an ASU, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred for one year the effective date of the new revenue standard for public and nonpublic entities reporting under U.S. GAAP.  The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.

Note 4 – FIXED ASSETS

As of April 30, 2018, we have purchased furniture for total $5,532 and office equipment for $18,239. As of April 30, 2018, depreciation expense of furniture was $1,058 and equipment depreciation was $1,427.

Note 5 – LOAN FROM DIRECTOR

As of April 30, 2018, our sole director has loaned to the Company $10,563. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $10,563 as of April 30, 2018, and $663 as of April 30, 2017.

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

In February 2018 the Company issued 150,000 shares  for cash proceeds of $3,000 at $0.02 per share.

There were 5,035,000 shares of common stock issued and outstanding as of April 30, 2018 and 3,000,000 shares as of April 30, 2017.

Note 7 – COMMITMENTS AND CONTINGENCIES

Company has entered into a rental agreement for a $190 monthly fee, starting on April 1, 2017 and ends September 1, 2018. By providing written notice to Landlord, Tenant exercises renewal option in case of further rent.

Beliss Corp.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2018 and 2017

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

 The Company has no tax position at April 30, 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2018. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at April 30, 2018 was $13,692. The net change in valuation allowance during the year ended  April 30, 2018 was $13,415. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2018 and 2017.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

The Company has a net operating loss carryforward for tax purposes totaling $36,020 at April 30, 2018, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2018	As of April 30, 2017
Non-current deferred tax assets:
Net operating loss carryforward	$(36,020)	(814)
Total deferred tax assets	$(13,692)	(277)
Valuation allowance	$13,692	277
Net deferred tax assets	$-	-

The actual tax benefit at the expected rate of 34% differs from the expected tax benefit for the year ended April 30, 2018 as follows:

	Year ended April 30, 2018	Year ended April 30, 2017
Computed "expected" tax expense (benefit)	$(13,415)	(277)
Change in valuation allowance	$13,415	277
Actual tax expense (benefit)	$-	-

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.      We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.      We did not maintain appropriate cash controls – As of April 30, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.      We did not implement appropriate information technology controls – As at April 30, 2018, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Directors of the Company are elected by the shareholders to a term of one year and serve until their successors are elected and qualified. Officers of the Company are appointed by the Board of Directors to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, age and position of the company officer and director is set forth below:

Name	Age	Position	Since
Ajay Rajendran	26	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director of the Company	October 24, 2016

Ajay Rajendran has held the offices/positions since the inception of the Company, and he is expected to hold said offices/positions until the next annual meeting of the shareholders. The person named above is the Company’s only officer, director, promoter and control person.

Background Information about The Company’s Officer and Director

Ajay Rajendran, Age 26: Mr. Rajendran, our founder and current sole officer and director, began designing websites as a hobby before institute. He graduated from Indian Institute of Technology Delhi, India in 2013 with a specialty Computer Science and Engineering. From 2013 to 2016 he worked as a project manager at Web media Emarketing - specialized on internet marketing. As a project manager Mr. Rajendran was responsible for the projects of creating websites and improving of sites’ advertisement. In 2016 he decided to leave the Web media Emarketing to start his own business and founded the Company. While working as a project manager, Mr. Rajendran had to be very organized and detailed oriented, skills that have transferred well in his running of our business, also he received very valuable experience in creating of websites.

Corporate Governance

The Company does not have a compensation committee and it does not have an audit committee financial expert. It does not have a compensation committee because its Board of Directors consists of only one director whom is not independent, as he is also an officer. There is no independent audit committee financial expert because it is believed the cost related to retaining a financial expert at this time is prohibitive due to the current circumstances of the Company. Further, because there are only minimal operations at the present time, it is believed the services of a financial expert are not warranted.

Conflicts of Interest

The Company does not currently foresee any conflict of interest.

Section 16(a) Beneficial Ownership Reporting Compliance

16(a) of the Securities Exchange Act of 1934 requires the company directors and executive officers, and persons who own more than ten percent of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of its common stock. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file. The Company intends to ensure to the best of its ability that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officer paid by us during the period ended April 30, 2018, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensations ($)	Totals ($)
Ajay Rajendran, President, Chief Executive Officer, Treasurer, and Director	2017-2018	0	0	0	0	0	0	0	0

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the period ended April 30, 2018.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for our director or executive officer.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Security Holders Recommendations to Board of Directors

The Company welcomes comments and questions from the shareholders. Shareholders can direct communications to the Chief Executive Officer, Ajay Rajendran, at our executive offices. However, while the Company appreciates all comments from shareholders, it may not be able to individually respond to all communications. Management attempts to address shareholder questions and concerns in press releases and documents filed with the SEC so that all shareholders have access to information about the Company at the same time. Ajay Rajendran collects and evaluates all shareholder communications. All communications addressed to the director and executive officer will be reviewed by Ajay Rajendran, unless the communication is clearly frivolous.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information at April 30, 2018, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to the Company), (ii) the Director, (iii) the Executive Officer and (iv) our Executive Officer and Director as a group.

Beneficial Name of Owner	No. of Shares Before Offering	No. of Shares After Offering	Percentage of Ownership
Ajay Rajendran	3,000,000	5,035,000	60%

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Future Sales by Principal Shareholders

A total of 3,000,000 shares have been issued to the Company’s officer, director and affiliate and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Any sale of these shares (after applicable restrictions expire) may have a depressive effect on the price of the Company’s common stock in any market that may develop, of which there can be no assurance. The principal shareholders do not have any plans to sell their shares at any time after this offering is complete.

Item 13. Certain Relationships and Related Transactions

We received our initial funding of $3,000 through the sale of common stock to our President, Ajay Rajendran, who purchased 3,000,000 shares of our common stock at $0.001 per share on April 10, 2017.

The shares that were issued to Ajay Rajendran were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

Except for the foregoing, none of the following persons has any direct or indirect material interest in any transaction to which the Company was or is a party since the beginning of the last fiscal year, or in any proposed transaction to which the Company proposes to be a party:

•                   (A)  any of the director(s) or executive officer(s);

•                   (B)  any nominee for election as one of the Company’s direction

•                   (C)  any person who is known by the Company to beneficially own, directly or indirectly, shares carrying  more than 5% of the voting rights attached to the Company’s Common Stock, or

•                   (D)  any member of the immediate family (including spouse, parents, children, siblings and in-laws) of ny of the foregoing persons named in paragraph (A),(B) or (C) above.

               There are not currently any conflicts of interest by or among the Company’s current officer, director, key employee or advisors. The Company has not yet formulated a policy for handling conflicts of interest, if any arise; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30, 2018, we incurred approximately $19,898 in fees to our principal independent  accountants for professional services rendered in connection with the audit of our April 30, 2017 financial statements and for the reviews of our financial statements for the quarters ended July 31, 2017, October 31, 2017, and January 31, 2018.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and authorized this registration statement to be signed on its behalf by the undersigned, in Chennai August 13, 2018.

BELISS CORP.

 By: /s/ Ajay Rajendran

      Ajay Rajendran

   Chief Executive Officer,

      Chief Financial Officer,

      Principal Accounting Officer,

      Director