Form 10-K/A
period 2018-04-30
BELISS CORP.
filed 2018-08-24
CIK 1703625

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

EXPLANATORY NOTE

On August 13, 2018, Beliss Corp. (sometimes referred to as the "Company") filed its Annual Report on Form 10-K for the fiscal year ended April 30, 2018 (the "Original Form 10-K") with the Securities and Exchange Commission (the "SEC").This Amendment #2 to our Annual Report 10-K includes revisions to the page 28 on signatures and also adds  the period of report 2018-04-30. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K on August 13, 2018 and no other changes, revisions, or updates were made to the original filing.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized  in Chennai August 24, 2018.

BELISS CORP.

 By: s/ Ajay Rajendran

      Ajay Rajendran

  Chief Executive Officer,

      Chief Financial Officer,

      Principal Accounting Officer,

      Director