Form 10-Q
period 2018-07-31
BELISS CORP.
filed 2018-09-19
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2018

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

Large accelerated filer ( ) Emerging growth company ( )	Large accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   The Company has 5,035,000 common shares issued and outstanding as of September 6, 2018.

Beliss Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of July 31, 2018 (Unaudited) and April 30, 2018 Interim Unaudited Statements of Operations for the three months ended July 31, 2018 and 2017	4 5

	Interim Unaudited Statements of Cash Flows for the three months ended July 31, 2018 and 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

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

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for complete financial statement presentation.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Beliss Corp.

CONDENSED BALANCE SHEETS

As of July 31, 2018 and April 30, 2017

ASSETS	July 31, 2018 (Unaudited)	April 30, 2018
Current Assets
Cash	$970	7,257
Prepaid expenses	380	950
Total Current Assets	$1,350	8,207

Fixed Assets
Equipment and furniture, net	$20,097	21,286
Total Fixed Assets	$20,097	21,286

Total Assets	$21,447	29,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	8,500	8,500
Customer Deposits	-	7,000
Related Party Loans	10,563	10,563
Total Current Liabilities	$19,063	26,063

Total Liabilities	$19,063	26,063

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,5,035,000 and 5,035,000 shares issued and outstanding	5,035	5,035
Additional paid in capital	38,665	38,665
Accumulated deficit	(41,316)	(40,270)
Total Stockholder’s Equity	$10,884	3,430

Total Liabilities and Stockholder’s Equity	$21,447	29,493

See accompanying notes, which are an integral part of these unaudited financial statements

Beliss Corp.

CONDENSED STATEMENTS OF OPERATIONS

Three months ended July 31, 2018 and 2017

	Three months ended July 31,2018(Unaudited)	Three months ended July 31, 2017 (Unaudited)

REVENUES	$14,150	5,000
Gross Profit	14,150	5,000

OPERATING EXPENSES
General and Administrative Expenses	15,196	8,930
TOTAL OPERATING EXPENSES	(15,196)	(8,930)

NET LOSS FROM OPERATIONS	(1,046)	(3,930)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,046)	(3,930)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,035,000	3,000,000

See accompanying notes, which are an integral part of these unaudited financial statements

Beliss Corp.

CONDENSED STATEMENTS OF CASH FLOWS

Three months ended July 31, 2018 and 2017

	Three months ended July 31, 2018 (Unaudited)	Three months ended July 31, 2017 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,046)	$(3,930)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation	1,189	228
Changes in operating assets and liabilities:
Changes in Prepaid Expenses	570	(380)
Changes in Accounts Payable	-	(190)
Changes in Customer Deposits	(7,000)	1,850
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,287)	(2,422)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,890)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(2,890)

NET DECREASE IN CASH	(6,287)	(5,312)

Cash, beginning of period	7,257	7,397

Cash, end of period	$970	$2,085

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these unaudited financial statements

Beliss Corp.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

July 31, 2018

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  For the three months ended July 31, 2018 the Company had $14,150 revenues from customers.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.  Despite management’s ongoing efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The  Company  considers  all  highly  liquid  investments  with  the  original  maturities  of  three  months  or  less  to be cash equivalents. The Company had $970 of cash as of July 31, 2018 and $7,257 as of April 30, 2018.

Foreign Operations and Functional Currency

Despite the business location in India, the functional currency of the Company is US dollar, because this is the currency of the primary economic environment of the Company in accordance with FASB ASC 830-10-45-2.

Customer Deposit

Customer Deposit discloses an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money. The Company had $0 in customer deposit as of July 31, 2018 and $7,000 as of April 30, 2017.

Beliss Corp.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

July 31, 2018

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of furniture is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income. We incurred $1,189 of depreciation expense during the three months ended July 31, 2018 and $228  of depreciation expense during the three months ended July 31, 2017.

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

Revenue Recognition

Effective May 1, 2018, the Company adopted the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s financial statements as Beliss Ñorp previously recognized revenue when the performance obligation for customers had been satisfied. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. The Company’s revenue consists of revenue from providing high impact internet marketing to internet based businesses and small businesses seeking to create websites and provide better search engine optimization (“SEO”) software and techniques to small internet based businesses and people seeking to create websites.

               For our service contracts, our services provided are considered to be one single performance obligation. Revenue and expenses are recognized as services are rendered. As of July 31, 2018 the Company has four contracts. All of the contracts have a similar term. The average period for satisfying the performance obligation is three months. We have analyzed all of our four contracts and can confirm that all the requirements are considered in these contracts:

1) the contracts with customers were identified;

Beliss Corp.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

July 31, 2018

2) the performance obligation was the creation of a website and the provision of SEO-optimization and other services for this site;

3) the transaction price was determined in paragraph 1.3;

4) the Company has only one performance obligation, so the whole transaction price is related to this performance obligation;

5) the revenue was recognized when the performance obligation had been satisfied.

               The Company offers no discounts, rebates, rights of return, or other allowances to clients which would result in the establishment of reserves against service revenue. Additionally, to date, the Company has not incurred incremental costs in obtaining a client contract.

Basic Loss per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2018 and April 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – FIXED ASSETS

As of July 31, 2018, we have purchased furniture for total $5,532 and office equipment for $18,239. As of July 31, 2018, accumulated depreciation of furniture was $1,335 and equipment depreciation was $2,339.

Note 5 – LOAN FROM DIRECTOR

As of July 31, 2018, our sole director has loaned to the Company $10,563. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $10,563 as of July 31, 2018, and $10,563 as of April 30, 2018.

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

There were 5,035,000 shares of common stock issued and outstanding as of July 31, 2018 and 5,035,000 shares as of April 30, 2018.

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

Since incorporation, we have maintained our own website at www.belisscorp.com, have created contracts for clients and have engaged in negotiations with potential clients concerning services we might provide to them.  We offer our clients the ability to create and design webpages customized to the any client’s unique needs.

We are a development stage. We currently have no employees. We plan to hire experienced employees in the future when we have sufficient revenues.

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

Liquidity and capital resources

As at July 31, 2018, our total assets were $21,447. Total assets were comprised of $1,350 in current assets and $20,097 in fixed assets.

As at July 31, 2018, our current liabilities were $10,563 and Stockholders’ equity was $10,884.

Cash flows from operating activities

For the three months ended July 31, 2018 net cash flows used in operating activities was negative $6,287.

Cash flows from investing activities

              For the three months ended July 31, 2018 we have used no cash in investing activities.

Cash flows from financing activities

For the three months ended July 31, 2018 we have generated no cash flows by financing activities.

.

  We qualify as an “ Smaller Reporting  C ompany” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

-  For example, smaller reporting companies are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or the auditor attestation of internal controls over financial reporting.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form S-1 and authorized this registration statement to be signed on its behalf by the undersigned, in Chennai September 19, 2018.

BELISS CORP.

 By: /s/              Ajay Rajendran

                        Ajay Rajendran

             Chief Executive Officer,

                        Chief Financial Officer,

                        Principal Accounting Officer,

                        Director