Form 10-Q
period 2018-10-31
BELISS CORP.
filed 2018-12-20
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2018

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   The Company has 5,035,000 common shares issued and outstanding as of October 31, 2018.

Beliss Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of October 31, 2018 (Unaudited) and April 30, 2018 Interim Unaudited Statements of Operations for the three and six months ended October 31, 2018 and 2017	4 5

	Interim Unaudited Statements of Cash Flows for the six months ended October 31, 2018 and 2017	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

	Signatures
2

PART 1 – FINANCIAL INFORMATION

.Item 1.   Financial Statements

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

Beliss Corp.

CONDENSED BALANCE SHEETS

As of October 31, 2018 and April 30, 2017

ASSETS	October 31, 2018 (Unaudited)	April 30, 2018
Current Assets
Cash	$824	7,257
Prepaid expenses	-	950
Total Current Assets	$824	8,207

Fixed Assets
Equipment and furniture, net	$18,909	21,286
Total Fixed Assets	$18,909	21,286

Total Assets	$19,733	29,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	2,690	8,500
Customer Deposits	-	7,000
Related Party Loans	14,063	10,563
Total Current Liabilities	$16,753	26,063

Total Liabilities	$16,753	26,063

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,5,035,000 and 5,035,000 shares issued and outstanding	5,035	5,035
Additional paid in capital	38,665	38,665
Accumulated deficit	(40,720)	(40,270)
Total Stockholder’s Equity	$2,980	3,430

Total Liabilities and Stockholder’s Equity	$19,733	29,493

See accompanying notes, which are an integral part of these unaudited financial statements

Beliss Corp.

CONDENSED STATEMENTS OF OPERATIONS

Three and six months ended October 31, 2018 and 2017

	Three months ended October 31, 2018 (Unaudited)	Three months ended October 31, 2017 (Unaudited)	Six months ended October 31, 2018 (Unaudited)	Six months ended October 31, 2017 (Unaudited)

REVENUES	$-	5,000	14,150	10,000
Gross Profit	-	5,000	14,150	10,000

OPERATING EXPENSES
General and Administrative Expenses	595	3,749	14,600	12,679
TOTAL OPERATING EXPENSES	(595)	(3,749)	(14,600)	(12,679)

NET INCOME (LOSS) FROM OPERATIONS	(595)	1,251	(450)	(2,679)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(595)	1,251	(450)	(2,679)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	0.00	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,035,000	3,000,000	5,035,000	3,000,000

See accompanying notes, which are an integral part of these unaudited financial statements

Beliss Corp.

CONDENSED STATEMENTS OF CASH FLOWS

Six months ended October 31, 2018 and 2017

	Six months ended October 31, 2018 (Unaudited)	Six months ended October 31, 2017 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (450)	$ (2,679)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation	2,377	505
Changes in operating assets and liabilities:
Changes in Prepaid Expenses	950	-
Changes in Accounts Payable	(5,810)	-
Changes in Customer Deposits	(7,000)	(2,000)
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,933)	(4,174)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,890)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(2,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	3,500	9,900
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,500	9,900

NET INCREASE (DECREASE) IN CASH	(6,433)	2,836

Cash, beginning of period	7,257	7,397

Cash, end of period	$ 824	$ 10,233

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these unaudited financial statements

Beliss Corp.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2018

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  For the six months ended October 31, 2018 the Company had $14,150 revenues from customers.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Despite management’s ongoing efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $824 of cash as of October 31, 2018 and $7,257 as of April 30, 2018.

Foreign Operations and Functional Currency

Despite the business location in India, the functional currency of the Company is US dollar, because this is the currency of the primary economic environment of the Company in accordance with FASB ASC 830-10-45-2.

Customer Deposit

Customer Deposit discloses an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money. The Company had $0 in customer deposit as of October 31, 2018 and $7,000 as of April 30, 2017.

Beliss Corp.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2018

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of furniture is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income. We incurred $2,377 of depreciation expense during the six months ended October 31, 2018 and $505 of depreciation expense during the six months ended October 31, 2017.

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

Revenue Recognition

Effective May 1, 2018, the Company adopted the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s financial statements as Beliss orp. previously recognized revenue when the performance obligation for customers had been satisfied. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. The Company’s revenue consists of revenue from providing high impact internet marketing to internet based businesses and small businesses seeking to create websites and provide better search engine optimization (“SEO”) software and techniques to small internet based businesses and people seeking to create websites.

For our service contracts, our services provided are considered to be one single performance obligation. Revenue and expenses are recognized as services are rendered. As of October 31, 2018 the Company has four contracts. All of the contracts have a similar term. The average period for satisfying the performance obligation is three months. We have analyzed all of our four contracts and can confirm that all the requirements are considered in these contracts:

1) the contracts with customers were identified;

Beliss Corp.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2018

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

Basic Loss per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2018 and April 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

 In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning May 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this guidance, if any, on its financial statements and related disclosures.

Note 4 – FIXED ASSETS

As of October 31, 2018, we have purchased furniture for total $5,532 and office equipment for $18,239. As of October 31, 2018, accumulated depreciation of furniture was $1,611 and equipment depreciation was $3,251.

Note 5 – LOAN FROM DIRECTOR

As of October 31, 2018, our sole director has loaned to the Company $14,063. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $14,063 as of October 31, 2018, and $10,563 as of April 30, 2018.

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

There were 5,035,000 shares of common stock issued and outstanding as of October 31, 2018 and 5,035,000 shares as of April 30, 2018.

Beliss Corp.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

October 31, 2018

Note 7 – COMMITMENTS AND CONTINGENCIES

Company has entered into a rental agreement for a $190 monthly fee, starting on September 1, 2018 and ends September 1, 2019. By providing written notice to Landlord, Tenant exercises renewal option in case of further rent.

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

We are a development stage company that intends to locate and acquire assets or business that we believe provide opportunities for growth and income generation.

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

Results of Operations for the three and six month ended October 31, 2018 and 2017:

Revenue and cost of goods sold

For the three month period ended October 31, 2018 and 2017 the Company generated $0 and $5,000 revenue from selling products to the customers appropriate.

For the six month period ended October 31, 2018 and 2017 the Company generated $14,150 and $10,000 revenue from selling products to the customers appropriate.

Operating expenses

Total operating expenses for the three month period ended October 31, 2018 and 2017 were $595 and $3,749 appropriate. The operating expenses for the three month period ended October 31, 2018 included bank service charges of $135; computer and internet expenses of $65; depreciation expense of $1,189; professional fees of $947; rent expense of $570.

Total operating expenses for the six month period ended October 31, 2018 and 2017 were $14,600 and $12,679 appropriate. The operating expenses for the six month period ended October 31, 2018 included bank service charges of $304; computer and internet expenses of $112; depreciation expense of $2,377; professional fees of $3,645; accounting and audit fees of $5,023; legal fees of $2,000; rent expense of $1,140.

Net Loss

The net loss for the three month period ended October 31, 2018 was $595 and income for the three month period ended October 31, 2017 was $1,251.

The net loss for the six month period ended October 31, 2018 and 2017 was $450 and $2,679 appropriate.

Liquidity and capital resources

As at October 31, 2018, our total assets were $19,733. Total assets were comprised of $824 in current assets and $18,909 in fixed assets.

As at October 31, 2018, our current liabilities were $16,753 and Stockholders’ equity was $2,978.

Cash flows from operating activities

For the six months ended October 31, 2018 net cash flows used in operating activities was negative $9,933.

For the six months ended October 31, 2017 net cash flows used in operating activities was negative $4,174.

Cash flows from investing activities

             For the six months ended October 31, 2018 we have used no cash in investing activities.

For the six months ended October 31, 2017 we have generated $2,890 of cash used in investing activities.

Cash flows from financing activities

For the six months ended October 31, 2018 we have generated $3,500 of cash flows by financing activities.

For the six months ended October 31, 2017 we have generated $9,900 of cash flows by financing activities.

We qualify as a “Smaller Reporting Company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For example, smaller reporting companies are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or the auditor attestation of internal controls over financial reporting.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, in Chennai December 20, 2018.

BELISS CORP.

By: /s/ Ajay Rajendran

Ajay Rajendran

  Chief Executive Officer,

     Chief Financial Officer,

     Principal Accounting Officer,

     Director