Form 10-Q
period 2019-01-31
BELISS CORP.
filed 2019-03-15
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2019

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-219700

Beliss Corp. (Exact name of registrant as specified in its charter)
Nevada (State or Other Jurisdiction of Incorporation or Organization)

7310

(Primary Standard Industrial Classification Code Number)

 1117 Second Avenue

Logan, West Virginia 25601

 (Address of principal executive offices)

Registrant’s telephone number, including area code (877) 723-5477

(Former name or former address, if changed since last report)

37-1844836 (IRS Employer Identification No.)

10a ptc colony, 5 street,

Sembakkam, city Chennai,

state Tamilnadu, India 600073

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

Yes ( )       No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   The Company has 5,035,000 common shares issued and outstanding as of January 31, 2019. The i/o shares for Beliss as of March 6, 2019  is 11,106,429.  The free trading shares and restricted shares as of today are 2,035,000 and 9,071,429 respectively.

Beliss Corp.

QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	3

	Balance Sheets as of January 31, 2019 (Unaudited) and April 30, 2018 Interim Unaudited Statements of Operations for the three and nine months ended January 31, 2019 and 2018	4 5

	Interim Unaudited Statements of Cash Flows for the nine months ended January 31, 2019 and 2018	6

	Notes to the Interim Unaudited Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

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

Beliss Corp.

CONDENSED BALANCE SHEETS

As of January 31, 2019 and April 30, 2017

ASSETS	January 31, 2019 (Unaudited)	April 30, 2018
Current Assets
Cash	$346	7,257
Prepaid expenses	-	950
Total Current Assets	$346	8,207

Fixed Assets
Equipment and furniture, net	$17,720	21,286
Total Fixed Assets	$17,720	21,286

Total Assets	$18,066	29,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	760	8,500
Customer Deposits	8,700	7,000
Related Party Loans	16,763	10,563
Total Current Liabilities	$26,223	26,063

Total Liabilities	$26,223	26,063

Stockholder’s Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized,5,035,000 and 5,035,000 shares issued and outstanding	5,035	5,035
Additional paid in capital	38,665	38,665
Accumulated deficit	(51,857)	(40,270)
Total Stockholder’s Equity/(Deficit)	$(8,157)	3,430

Total Liabilities and Stockholder’s Equity (Deficit)	$18,066	29,493

See accompanying notes, which are an integral part of these unaudited financial statements

Beliss Corp.

CONDENSED STATEMENTS OF OPERATIONS

Three and nine months ended January 31, 2019 and 2018

	Three months ended January 31, 2019 (Unaudited)	Three months ended January 31, 2018 (Unaudited)	Nine months ended January 31, 2019 (Unaudited)	Nine months ended January 31, 2018 (Unaudited)

REVENUES	$-	5,000	14,150	15,000
Gross Profit	-	5,000	14,150	15,000

OPERATING EXPENSES
General and Administrative Expenses	11,136	23,043	25,737	35,722
TOTAL OPERATING EXPENSES	(11,136)	(23,043)	(25,737)	(35,722)

NET LOSS FROM OPERATIONS	(11,136)	(18,043)	(11,587)	(20,722)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(11,136)	(18,043)	(11,587)	(20,722)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,035,000	3,486,196	5,035,000	3,243,098

See accompanying notes, which are an integral part of these unaudited financial statements

Beliss Corp.

CONDENSED STATEMENTS OF CASH FLOWS

Nine months ended January 31, 2019 and 2018

	Nine months ended January 31, 2019 (Unaudited)	Nine months ended January 31, 2018 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (11,587)	$ (20,722)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation	3,566	1,297
Changes in operating assets and liabilities:
Changes in Prepaid Expenses	950	(1,520)
Changes in Accounts Payable	(7,740)	(190)
Changes in Customer Deposits	1,700	(7,000)
CASH FLOWS USED IN OPERATING ACTIVITIES	(13,111)	(28,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(21,129)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(21,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	6,200	9,900
Proceed from sales of Capital Stock	-	37,700
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,200	47,600

NET DECREASE IN CASH	(6,911)	(1,664)

Cash, beginning of period	7,257	7,397

Cash, end of period	$ 346	$ 5,733

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes, which are an integral part of these unaudited financial statements

Beliss Corp.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

January 31, 2019

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Beliss Corp.  (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on October 24, 2016. Our general business strategy is to be actively engaged in providing high impact internet marketing, search engine optimization (“SEO”) software and techniques, and the development of digital properties to internet based businesses and small businesses.. We will also design and develop mobile applications for ourselves and customers on the iOS, Android and Windows phones platforms. The office of the Company was located in India, however, subsequent to the merger with Southern Amusement, the office of the Company is now located in Logan West Virginia.

Pursuant to the acquisition of the controlling interest of Southern Amusement, the Company is evolving the business strategy to focus the development of digital properties for the entertainment and gaming industries. These digital properties may include, but are not limited to: websites, mobile applications, digital advertising, live streaming video, and interactive video applications.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  For the nine months ended January 31, 2019 the Company had $14,150 revenues from customers.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.  Despite management’s ongoing efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $346 of cash as of January 31, 2019 and $7,257 as of April 30, 2018.

Foreign Operations and Functional Currency

Despite the business location in India, the functional currency of the Company is US dollar, because this is the currency of the primary economic environment of the Company in accordance with FASB ASC 830-10-45-2.

Customer Deposit

Customer Deposit discloses an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposit as of January 31, 2019 and $7,000 as of April 30, 2018.

Beliss Corp.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

January 31, 2019

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of furniture is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income. We incurred $3,566 of depreciation expense during the nine months ended January 31, 2019 and $1,297 of depreciation expense during the nine months ended January 31, 2018.

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

Revenue Recognition

Effective May 1, 2018, the Company adopted the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s financial statements as Beliss orp., previously recognized revenue when the performance obligation for customers had been satisfied. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. The Company’s revenue consists of revenue from providing high impact internet marketing to internet based businesses and small businesses seeking to create websites and provide better search engine optimization (“SEO”) software and techniques to small internet based businesses and people seeking to create websites.

Beliss Corp.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

January 31, 2019

For our service contracts, our services provided are considered to be one single performance obligation. Revenue and expenses are recognized as services are rendered. As of January 31, 2019 the Company has six contracts. The average period for satisfying the performance obligation is three months. We have analyzed all of our contracts and can confirm that all the requirements are considered in these contracts:

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

Basic Loss per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2019 and April 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – FIXED ASSETS

As of January 31, 2019, we have purchased furniture for total $5,532 and office equipment for $18,239. As of January 31, 2019, accumulated depreciation of furniture was $1,188 and equipment depreciation was $4,163.

Note 5 – LOAN FROM DIRECTOR

As of January 31, 2019, our sole director has loaned to the Company $16,763. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $16,763 as of January 31, 2019, and $10,563 as of April 30, 2018.

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

Beliss Corp.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

January 31, 2019

In February 2018 the Company issued 150,000 shares for cash proceeds of $3,000 at $0.02 per share.

There were 5,035,000 shares of common stock issued and outstanding as of January 31, 2019 and 5,035,000 shares as of April 30, 2018.

Note 7 – COMMITMENTS AND CONTINGENCIES

Company has entered into a rental agreement for a $190 monthly fee, starting on September 1, 2018 and ends September 1, 2019. By providing written notice to Landlord, Tenant exercises renewal option in case of further rent. Such rental has been terminated through notice by the former CEO to the Landlord. The rent through February 7, 2019 was covered by payment by a former director.

Note 8 – SUBSEQUENT EVENTS

On February 12, 2019, Beliss Corp., executed a change in control of the Corporation and a simultaneous merger of Southern Amusement Co, Inc. a West Virginia Corporation (“Southern”), as a majority-controlled subsidiary under Beliss, for purposes of transition of the business to the gaming, sports betting, entertainment and related businesses.

The Change in Control occurred when Ajay Rajendran, the Chief Executive Officer and sole director of Beliss, assigned his majority control of common shares to John (J.D.) Brammer, the controlling officer and shareholder of Southern Amusement through a share assignment agreement with an intermediary entity, for such shares to be transitioned to J.D. Brammer. J.D. Brammer agreed to, as majority owner of Southern, and has assigned Southern to be a subsidiary of Beliss. Southern Amusement is a licensed entity with the State of West Virginia Lottery Commission, and has been for the last 25 years a supplier and operation of some 525 Limited Video Lottery Terminals throughout the State of West Virginia. Due to requirements of West Virginia law, majority ownership of Southern as a licensed lottery entity, must be held by a West Virginia resident, and certain other conditions. Previously, under an acquisition agreement with a majority shareholder, Mr. Brammer gained control of Southern Amusement’s majority shares in exchange for Beliss shares. Under the agreements with Beliss, and due to the state laws and regulations, Mr. Brammer will be at all relevant times a majority control shareholder of Beliss, as well as Southern.

The majority control of Beliss was previously held by Ajay Rajendran, the sole officer and director, in the form of 3,000,000 restricted common shares. Under an acquisition agreement with Treat Club, Inc. of Kentucky, Mr. Rajendran agreed to sell 2,700,000 of such shares in consideration of the above merger of Southern as a subsidiary of the Company. Mr. Rajendran retains 300,000 shares of the Company. Immediately upon the execution of the acquisition agreement, Treat Club assigned the 2,700,000 share rights to J.D. Brammer upon execution of the operative agreements.

The Merger and Acquisition is not subject to any other shareholder approval, however, the transfer of control of Southern to Mr. Brammer is subject to approval by the West Virginia Lottery Commission. In the event that transfer of control of Southern’s majority shares to Mr. Brammer is not approved, then Southern shall not be entitled to any share interest of Beliss, and Beliss would proceed with other gaming and entertainment business.

Under the new business plan Beliss is entering into the gaming, entertainment and technology arena, worldwide. The acquisition of interest of Southern is seen as the first of several divisions, which are expected to include on-line and App Gaming, on-line betting, video gaming, television production and other arenas.

Under the Acquisition Agreement, Ajay Rajendran resigned as an officer and sole director of Beliss, and appointed J.D. Brammer as sole officer, being President and sole director.

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

Description of the Business

We were incorporated in the State of Nevada on October 24th, 2016. Our general business plan initially included in the development of high impact internet marketing, search engine optimization (“SEO”) software and techniques, and the development of digital properties to internet based businesses and small businesses.  Since incorporation, we have maintained our own website at www.belisscorp.com, have created contracts for clients and have engaged in negotiations with potential clients concerning services we might provide to them.

On October 24, 2016, we appointed Ajay Rajendran to be the President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Director of the Company.

We received our initial funding of $3,000 through the sale of common stock to our President, Ajay Rajendran, who purchased 3,000,000 shares of our common stock at $0.001 per share on April 10, 2017.

On February 12, 2019, Beliss Corp. executed a change in control of the Corporation and a simultaneous merger of Southern Amusement Co, Inc. a West Virginia Corporation (“Southern”), as a majority-controlled subsidiary under Beliss, for purposes of transition of the business to the gaming, sports betting, entertainment and related businesses.

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

Results of Operations for the three and nine month ended January 31, 2019 and 2018:

Revenue and cost of goods sold

For the three month period ended January 31, 2019 and 2018 the Company generated $0 and $5,000 revenue from selling products to the customers appropriate.

For the nine month period ended January 31, 2019 and 2018 the Company generated $14,150 and $15,000 revenue from selling products to the customers appropriate.

Operating expenses

Total operating expenses for the three month period ended January 31, 2019 and 2018 were $11,136 and $23,043 appropriate. The operating expenses for the three month period ended January 31, 2019 included bank service charges of $185; computer and internet expenses of $241; depreciation expense of $1,189; professional fees of $8,952; rent expense of $570.

Total operating expenses for the nine month period ended January 31, 2019 and 2018 were $25,737 and $35,722 appropriate. The operating expenses for the nine month period ended January 31, 2019 included bank service charges of $490; computer and internet expenses of $352; depreciation expense of $3,566; professional fees of $12,596; accounting and audit fees of $5,023; legal fees of $2,000; rent expense of $1,710.

Net Loss

The net loss for the three month period ended January 31, 2019 and 2018 was $11,136 and $18,043 appropriate.

The net loss for the nine month period ended January 31, 2019 and 2018 was $11,587 and $20,722 appropriate.

Liquidity and capital resources

As at January 31, 2019, our total assets were $18,066. Total assets were comprised of $346 in current assets and $17,720 in fixed assets.

As at January 31, 2019, our current liabilities were $26,223 and Stockholders’ deficit was $8,157.

Cash flows from operating activities

For the nine months ended January 31, 2019 net cash flows used in operating activities was negative $13,111.

For the nine months ended January 31, 2018 net cash flows used in operating activities was negative $28,135.

Cash flows from investing activities

              For the nine months ended January 31, 2019 we have used no cash in investing activities.

For the nine months ended January 31, 2018 we have generated $21,129 of cash used in investing activities.

Cash flows from financing activities

For the nine months ended January 31, 2019 we have generated $6,200 of cash flows by financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not presently involved in any litigation   nor is it aware of any pending or threatened litigation against us.

ITEM 1A.	RISK FACTORS

N/A

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1 31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a). SECTION 302 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

The foregoing certification is being furnished solely pursuant to 18 U.S.C. § 1350 and is not being filed as part of the Report or as a separate disclosure document.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, in Logan, West Virginia, on March 15, 2019.

BELISS CORP.

By: /s/ John D. Brammer

 John (J.D.) Brammer

   Chief Executive Officer,

      Chief Financial Officer,

      Principal Accounting Officer,

      Director