Form 10-K
period 2019-04-30
Treasure & Shipwreck Recovery, Inc.
filed 2019-08-16
CIK 1703625

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2019

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number: 333-219700

	Treasure & Shipwreck Recovery, Inc. Formerly Beliss Corp.
	(Exact name of registrant as specified in its charter)

Nevada	7310	37-1844836
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

	13046 Racetrack Road, #234 Tampa, Florida 33626
	(Address of principal executive offices) (Zip code)

Registrant’s telephone number: (813) 504-7831

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   5,035,000 common shares issued and outstanding as of August 10, 2019.

PART I
Item 1. Description of Business

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. Weintend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Description of the Business

We were incorporated in the State of Nevada on October 24th, 2016. The Company was incorporated as Beliss Corp. however on June 26, 2019 the Company changed its name to Treasure & Shipwreck, Inc. by which we will refer as “TSR,” Our original general business plan was originally in the search engine optimization (“SEO”), Internet markeing and web development business. In January 2019, the Company entered into a series of transactions to gain control of a company named Southern Amusement Co. Inc. (“Southern Amusement”) a West Virginia based business. With that acquisition TSR was to acquire Southern Amusement as a wholly owned subsidiary company.

Southern Amusement is an amusement machine provider located in Logan, West Virginia. The company had some 525 West Virginia Limited Video Lottery machines licensed under West Virginia law. The agreements called for delivery of all shares of Southern Amusement owned by John (J.D.) Brammer to be delivered in the transaction and be held by TSR A private agreement was entered by Ajay Rajendron for delivery of 2,700,000 shares of Beliss stock which he held of his 3,000,000 shares to JD. Brammer as part of the transaction became the CEO and sole director while Rajanedron resigned. Subsequently as set forth in the subsequent events, Brammer resigned and Craig A. Huffman was appointed when the Southern Amusement transaction did not occur.

Importantly, under West Virginia law and regulation, control of any lottery related company, including ownership must be majority owned by a licensed and certified person by the Lottery Commission who must be a West Virginia resident. So in the transaction the control and majority control of Beliss as the owner of Southern, would have to be a West Virgina resident. Thus, the then Chief Operating Officer of Southern, John (J.D.) Brammer was appointed as CEO and director of Beliss, since he was licensed in Southern and was a West Virginia resident. After numerous legal consultations itwas decided that due to the West Virginia laws, J.D. Brammer would have to be the majority holder of Beliss. Thus after he was appointed as CEO and director, and Ajay Rajendran resigned as CEO and director, additional shares in the amount of 5,500,000 shares we issued to J.D. Brammer under restrictions, that included such shares would be surrendered if the transaction was not approved by the West Virginia Lotter Commission or if the shares of Southern could not be completely delivered. In such instance allinterest in such shares by J.D. Brammer would be surrendered, and such shares would go to an escrow agent for control until a future cancellation or other action occurred. One additional agreement was with Vicki Ferell, who was part owner of Sothern Amusement, so the agreement with Ferell was for her to deliver her shares of Southern Amusement to Beliss, in exchange for 571,429 shares of common stock. Such shares were issued to Vicki Ferrell.

By April 2019, the shares of Southern Amusement were not delivered to Beliss after requests were made by counsel. It was then discovered that there was an undisclosed obligation on such shares which was not communicated to Beliss during the transaction. In exchange for a mutual release which Beliss believed such action was merely a mistake of fact, all such shares were abandoned by any interest by J.D. Brammer (the issued 5,500,000 shares), including the 2,700,000 private shares he had received from Ajay Rajendron which were also released to the control of the escrow agent and counsel for the Company. On April 28, 2019 Brammer resigned and the transaction was cancelled. At that point Craig A. Huffman (“Huffman”),counsel for the Company, became acting Chief Executive Officer (“CEO”) and sole Director of the Company. At the same time as the settlement agreement, Vicki Ferrell disclaimed any interest in the shares.

While in the process of unwinding the transaction with the shareholders of Southern Amusement, the Company began to review various business opportunities. Subsequent to April 30, 2019 the Company elected to focus its business plan on entering the treasure recovery business by attempting to work with, partner with or hire experts in that industry (See Note 9 - Subsequent Events) under the experience of the new acting Chief Executive Officer and sole Director Craig A. Huffman (“Huffman”). Huffman possesses over 10 years of experience working with treasure companies, including their budgeting, due diligence, research issues, and gaining rights to suspected or known wreck sites using United States Admiralty law in United States Courts. As such, Huffman knew many of the experts and opportunities in the treasure industry and had a business plan for such operations to be implemented in the Company. In that realm, he pursued which is explained in Note 9, subsequent events.

The Company

Business Plan

Although the Company has maintained its SEO, Internet marketing and web development business in order to satisfy any customers who made deposits for services related to this business, it is not currently focused on generating any new business in this sector.

The Company is focusing its business plan on the treasure recovery business. We will be actively engaged in building out capital for first operations, which we expect shortly off Cape Romain South Carolina. We intend to support the recovery of treasure, which is an expansive term, by contracting outside parties to work on sites under the supervision of Dr. Spence. We may or may not choose to own vessels, versus using the contracted third parties vessels. We expect that we will have recovered items sold in different manners, as well as keeping some items as assets. There are also opportunities for both television and gaming development based on treasure salvage, pirates, etc. being pursued.

In order to limit costs and expenses at the Company, we will primarily use subcontractors that are equipped with vessels, and other necessary search and recovery items, instead of buying such necessary equipment. We will then either make a split with them of the artifacts with such contractors, or pay for their services. In this way the Company will have a lower overhead and be able to select entities and persons with the right equipment and experience. The Company does have plans to have its own search and recovery vessels as well as necessary equipment, when feasible and in the best interest of certain projects.

The term “treasure” as used here includes many things and is not just gold, silver, coins or jewels. “Wreckage,” “Artifacts,” and “Treasure” shall be used interchangeably to include, but not necessarily be limited to, the following types of items, regardless of their value or condition: passenger’s and crew’s possessions/effects, ship’s apparel, tackle, anchors, appurtenances, furnishings, fittings, portholes, bells, horns, hull, frames, engines, machinery, ballast, coal, ore, minerals, bottles, earthenware, china, hollowware, flatware, coins, medallions, bullion and cargo of any type whatsoever, as well as any other items that appear to have been manufactured, made, processed, altered, gathered, used, or lost by man. So it is an expansive list of what can encompass “treasure.”

Revenue Sources

TSR has numerous revenue routes. One is to keep many artifacts and treasure as assets, to be shown in a planned TSR location and museum. Second is sale of treasure and artifacts through certain auction houses and arranged product sales for coins, etc. Third is private collector sales. Fourth is road show and museum show fees. Finally, holding rights to television and future gaming development including an app development. The Company intends to keep a portion or substantial amounts of recovered items as assets of the Company in order to increase the value of the Company overall. The Company does not anticipate generating any revenues for the foreseeable future from the treasure recovery business.

Industry

The treasure search and recovery business is very specialized and requires special research and recovery abilities. The industry and opportunity is huge. For three hundred years, Spanish and others, pillaged the New World of treasure, shipping riches in thousands of ships over time back to Europe for the enjoyment and funding of those who never earned it. Along the way, an estimated one out of ten never made it home. Estimates of lost treasure from these ships in the Caribbean and the coast of Florida alone is conservatively placed at $ 60 Billion The number of wrecks that have been found is infinitesimal compared to those lost.

Current Site- Cape Romain, South Carolina

Cape Romain shipwrecks site is a five mile radius site under U.S. Admiralty Order off the coast of South Carolina, and outside State waters. Therefore, all that is found in the area is the property of TSR/Beliss and our partner, Sea Research Society. This is a very large cluster of shipwrecks. Most have yet to be identified. They seem to include Spanish, French, English, German, and American merchant ships, slavers, and even privateers, which were lost over several hundred years. Vessels were found around this shoal sometimes with less than six feet of water over it at low tide, even though it is located mere miles from the nearest shore. In fact, it was the un-expected shallowness of the shoal that repeatedly caused ships to be lost around it. One of the ships, a steamer wrecked in the late 1800s, had been heavily involved in the international smuggling of money and arms for a series of revolutions on the island of Hispaniola. All of this protected by United States Government Court Order making E. Lee Spence as the owner of all wrecks in the area. Under our work and agreement with Dr. Spence we are his partner on such site for an equal division of all artifacts found.

Patents, Trademarks and Licenses

We currently do not have any patents or trademarks; and we are not party to any license, franchise, concession, or royalty agreements or any labor contracts.

Competition

The treasure recovery business is not extremely competitive in traditional business sense. With over three million estimated shipwrecks around the world, and thousands of valuable wrecks, finding such wrecks outside the context of a competitor is not difficult. There are always other wreck sites to go after, explore and potentially recover artifacts and treasure. And when such wreck site is found, then an admiralty claim is filed in U.S. Federal Court to gain ownership of the wreck and site. There are other treasure companies, but their only critical effect may be attempts to gain funders from the same pool of persons and entities.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, when we enter into recovery of shipwreck salvage, when inside statewaters, we may be subject to some regulations which require certain permitting. The same would apply for waters in foreign countries if we choose to do projects there. Our business plan is to stay out of state and other nations waters so that we are not subject to such wreck salvager permitting. Otherwise we may, when we have ships be subject to some regulations regarding ship operations.

Research and Development Activities and Costs

We have not incurred any expenses and have spent no time on specialized research and development activities and have no plans to undertake any research or development in the future. Any research done by the Company will be historical in nature based on shipwreck records in libraries and collections, and are not normal research and development costs incurred by the traditional product or technology company.

Compliance with Environmental Laws

There are no operable environmental laws for the areas of operations planned which are outside the three limit of state waters. If we were to operate within the three mile limit in state waters anywhere in the United States, then there could be environmental issues that could arise with certain state agencies.

Employees

Other than our sole officer and director, we have no full-time or part-time employees of our business or operations who are employed at will by the TSR. Mr. Huffman currently dedicates as much time as needed to our business affairs. We plan to hire experienced employees in the future when we have sufficient revenues. Our CEO and director’s current training allows him to provide the services we list in this report. Dr. Spence as Chief Operating Officer will be working as an independent consultant in such capacity as needed for the Company’s efforts.

Description of Property

Our offices are currently located at 1501 Lake Ave. S.E. Largo, Florida, which is the location of an office held by Craig A. Huffman, our Acting CEO. Mr. Huffman does not charge rent for such office use and there is no lease. The mailing address for the Company is 13046 Racetrack Road, #234, Tampa, Florida 33626. Management believes that new office space will be found nearer the center of operations in South Carolina or Florida.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is presently quoted on the Pink Sheets under the symbol “BLIS”, as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an “established trading market” ever develops in the future, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management, consultants, promissory note holders or others may have a substantial adverse impact on any such market and the sale of restricted securities by management or others may significantly depress the market price of the Company’s shares. There is currently a limited trading market for our securities on the Pink Sheets. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have potentially have a substantial negative impact on any such market. The Company’s share price is quoted on the Pink Sheets. Accordingly, an investment in our securities should only be considered by those investors who do not require liquidity and can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making such an investment. Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Our stock price fluctuated between $3.65 and $5.00 for the year ended April 30, 2019, and $5.00 for the year ended April 30, 2018. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

Number of Holders

As of April 30, 2019, the 5,035,000 issued and outstanding shares of common stock were held by a total of 44 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended April 30, 2019 and 2018.

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

There were 5,035.000 shares of common stock issued and outstanding as of April 30, 2019.

Purchase of our Equity Securities by Officers and Directors

During the Year ended April 30, 2018 the Company offered and sold 3,000,000 restricted shares of common stock to our president and director, Ajay Rajendran, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,000, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone. Subsequently there has been no other sales of securities to officers and directors. Mr. Rajendran is no longer an officer of director of the Company.

Other Stockholder Matters

In February 2019 the Company issued 5,500,000 restricted control shares to J.D. Brammer under the acquisition agreement in order for Mr. Brammer to meet the qualification of Southern Amusement being acquired into the Companywhere the State of West Virginia required control of the company since it was involved in the lottery business, to be held by a registered and cleared individual which Mr. Brammer is and has been. So the additional shares were issued under certain restrictions to Mr. Brammer for purposes of control under West Virginia law. In the eventthe transaction could not occur or licensing issued occurred then Mr. Brammer surrendered control of such shares to the Escrow Agent. Effective April 28, 2019, such transaction was cancelled and such shares changed control to Mr. Craig A. Huffman, the Escrow Agent and Counsel for the Company for later transaction, via agreement. The shares continued under Mr. Brammers name on book form with the transfer agent, but all rights to such shares were surrendered by Mr. Brammer. In order to purchase the control of Southern Amusement, an additional 571,429 shares of restricted common stock were issued to Vicki Ferrell who was part owner of Southern for the Company to receive her shares. At the cancellation of the transaction, those shares were also under the control of Craig A. Huffman for cancellation as required in the immediate future upon direction of the board of directors.

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

Results of Operations for the year ended April 30, 2019 and April 30, 2018:

Revenue and cost of goods sold

For the year ended April 30, 2019 and April 30, 2018, the Company generated total revenue of $14,150 and $15,200 from website development and SEO services The cost of goods sold for the year ended April 30, 2019 and April 30, 2018 was $0 and $11.

Operating expenses

Total operating expenses for the year ended April 30, 2019 and April 30, 2018 were $62,732 and $54,645. The operating expenses for the year ended April 30, 2019 included bank service charges of $490; computer and internet expenses of $14,642; depreciation expenseof $3,566; professional fees of $13,735; accounting and audit fees of $8,523; legal fees of $2,000; rent expense of $1,710; and miscellaneous expense of $18,066. The operating expenses for the year ended April 30, 2018 included advertising expense of $9,050; bank charges of $1,782; computer and internet expenses of $2,200; depreciation expense of $2,485; audit fees of $19,898; legal fees of $8,000; rent expense of $2,280; repairs and maintenance of $5,950; miscellaneous of $3,000.

Net Loss

The net loss for the year ended April 30, 2019 and April 30, 2018 was $48,582 and $39,456 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended April 30, 2019, the Company had cash of $0 ($7,397 as of April 30, 2018). Furthermore, the Company had a working capital deficit of $45,152 (deficit of $17,856 as of April 30, 2018). The increase in working capital deficit is attributed to related party loans.

During the year ended April 30, 2019, the Company used $31,247 of cash in operating activities due to its net loss and decrease in prepaid expenses; decrease in accounts payable; and increase in customer deposits.

During the year ended April 30, 2019 the Company used $0 of cash in investing activities.

During the year ended April 30, 2019, the Company generated $23,990 of cash in financing activities.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The Company’s sole officer and director, Craig A. Huffman, has a master promissory note with TSR in order to fund matters necessary for the running of the Company until the new business plan for treasure recovery is entered into and ongoing.

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

Item 8. Financial Statements and Supplementary Data

Treasure & Shipwreck Recovery Inc.

FINANCIAL STATEMENTS

As of April 30, 2019 and April 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors,

Treasure & Shipwreck Recovery Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Treasure & Shipwreck Recovery Inc. (formerly known as Beliss Corp., the “Company”) as of April 30, 2019 and 2018, the related statement of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company’s auditor since 2018

Diamond Bar, California

August 16, 2019

Treasure & Shipwreck Recovery Inc.
BALANCE SHEETS
As of April 30, 2019 and 2018

ASSETS	April 30, 2019	April 30, 2018
Current Assets
Cash	$-	7,257
Prepaid expenses	-	950
Total Current Assets	$-	8,207

Fixed Assets
Equipment and furniture, net	$-	21,286
Total Fixed Assets	$-	21,286

Total Assets	$-	29,493

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	1,899	8,500
Customer Deposits	8,700	7,000
Short Term Loans	16,763	-
Related Party Loan	17,790	10,563
Total Current Liabilities	$45,152	26,063

Total Liabilities	$45,152	26,063

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,5,035,000 and 5,035,000 shares issued and outstanding	5,035	5,035
Additional paid in capital	38,665	38,665
Accumulated deficit	(88,852)	(40,270)
Total Stockholder’s Equity	$(45,152)	3,430

Total Liabilities and Stockholder’s Equity	$-	29,493

See accompanying notes, which are an integral part of these financial statements

Treasure & Shipwreck Recovery Inc.
STATEMENTS OF OPERATIONS
Years ended April 30, 2019 and 2018

	Year ended April 30, 2019	Year ended April 30, 2018

REVENUES	$14,150	15,200
Cost of Revenues	-	11
Gross Profit	14,150	15,189

OPERATING EXPENSES
General and Administrative Expenses	62,732	54,645
TOTAL OPERATING EXPENSES	(62,732)	(54,645)

NET LOSS FROM OPERATIONS	(48,582)	(39,456)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(48,582)	(39,456)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,035,000	3,825,623

See accompanying notes, which are an integral part of these financial statements

 Treasure & Shipwreck Recovery Inc.
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
Years ended April 30, 2019 and 2018

	Common Stock		Additional Paid-in	Deficit Accumulated	Total Stockholders’
	Shares	Amount	Capital		Equity

Balance, April 30, 2017	3,000,000	$3,000	$-	$(814)	$2,186

Shares issued for cash	2,035,000	2,035	38,665	-	40,700

Net (loss) for the period ended April 30, 2018	-	-	-	(39,456)	(39,456)

Balance, April 30, 2018	5,035,000	$5,035	$38,665	$(40,270)	$3,430

Net (loss) for the period ended April 30, 2019	-	-	-	(48,582)	(48,582)

Balance, April 30, 2019	5,035,000	$5,035	$38,665	$(88,852)	$(45,152)

See accompanying notes, which are an integral part of these financial statements

Treasure & Shipwreck Recovery Inc.
STATEMENTS OF CASH FLOWS
Years ended April 30, 2019 and 2018

	Year ended April 30, 2019	From inception to April 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,582)	$(39,456)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation	3,566	2,485
Loss on disposal of fixed assets	17,720	-
Changes in operating assets and liabilities:
Increase in Prepaid Expenses	950	(950
Increase in Accounts Payable	(6,601)	8,310
Increase in Customer Deposits	1,700	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(31,247)	(29,611

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(21,129)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(21,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Short Term Loans	6,200	-
Increase in related party Loan	17,790	9,900
Proceed from sales of Capital Stock	-	40,700
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	23,990	50,600

NET DECREASE IN CASH	(7,257)	(140

Cash, beginning of period	7,257	7,397

Cash, end of period	$-	$7,257

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these financial statements

Treasure & Shipwreck Recovery Inc.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2019 and 2018

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Beliss Corp, which changed its name to Treasure & Shipwreck Recovery Corp. (“the Company”, “we”, “us” or “our”), was incorporated in the State of Nevada on October 24, 2016. Our general business plan initially included in the development of high impact internet marketing, search engine optimization ( “ SEO ” ) software and techniques, and the development of digital properties to internet based businesses and small businesses.  Since incorporation, we have maintained our own website at www.belisscorp.com, have created contracts for clients and have engaged in negotiations with potential clients concerning services we might provide to them. Subsequent to April 30, 2019 the Company has shifted its business strategy to the focus on the sunken treasure industry (See Note 9 – SUBSEQENT EVENTS) and does not expect to generate much, if any at all, revenue from its web development and SEO business.

Our general business strategy is to be actively engaged in the sunken treasure industry, researching, surveying, finding and recovering from valuable historical shipwrecks from the 15th to the current century. We have taken on certain persons who are experts in the necessary fields of treasure finds, as well as securing the rights for treasure salvage through court and other means. We will contract with outside service providers to conduct salvage operations. Any recovered finds by the Company are split with Dr. Lee Spence who is the worlds foremost treasure expert and has taken on the role of Chief Operating Officer as well as Chairman of the Board.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  For year ended April 30, 2019 the Company had total revenues of $14,150.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets.  Despite management’s ongoing efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SIGNIFCANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of April 30, 2019 and $7,257 as of April 30, 2018.

Customer Deposit

Customer Deposit discloses an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of April 30, 2019 and $7,000 as of April 30, 2018.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of furniture is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income. We incurred $3,567 and $2,485 of depreciation expense during the years ended April 30, 2019 and April 30, 2018.

Treasure & Shipwreck Recovery Inc.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2019 and 2018

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

Basic Loss per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2019 and April 30, 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning October 1, 2019. Early adoption is permitted.   The Company has reviewed this guidance and believes it has no impact on its financial statements and related disclosures.

ASC 606, Revenue from Contracts with Customers, was issued jointly by the FASB and IASB on May 28, 2014. It was originally effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public entities.

Early application was not permitted (however, early adoption was optional for entities reporting under IFRSs). On August 12, 2015, the FASB issued an ASU, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred for one year the effective date of the new revenue standard for public and nonpublic entities reporting under U.S. GAAP.   The Company has reviewed this guidance and believes it has no impact on its financial statements and related disclosures.

Treasure & Shipwreck Recovery Inc.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2019 and 2018

Note 4 – FIXED ASSETS

As of April 30, 2019, our fixed asset balance was $0. The Company determined that it would not be cost effective to move its furniture and office equipment from India to the United States so the Company wrote down its previous fixed asset balance of $17,720 to $0.

Note 5 – LOANS

Loan from Officer

As of April 30, 2019, our sole officer and director provided loans to the Company of $17,790 under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the director was $17,790 as of April 30, 2019, and $0 as of April 30, 2018.

Our previous CEO Ajay Rajendron assigned ’$14,063 of a loan balance of $16,763 to a third party.

Short Term Loans

As of April 30, 2019, the Company had loans totaling $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand.

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

Other Stock Issuances

In February 2019 the Company issued 5,500,000 restricted control shares to J.D. Brammer under the acquisition agreement in order for Mr. Brammer to meet the qualification of Southern Amusement being acquired into the Company where the State of West Virginia required control of the company since it was involved in the lottery business, to be held by a registered and cleared individual which Mr. Brammer is and has been. So the additional shares were issued under certain restrictions to Mr. Brammer for purposes of control under West Virginia law. In the event the transaction could not occur or licensing issued occurred then Mr. Brammer surrendered control of such shares to the Escrow Agent. Effective April 28, 2019, such transaction was cancelled and such shares changed control to Mr. Craig A. Huffman, the Escrow Agent and Counsel for the Company for later transaction, via agreement. The shares continued under Mr. Brammers name on book form with the transfer agent, but all rights to such shares were surrendered by Mr. Brammer. In order to purchase the control of Southern Amusement, an additional 571,429 shares of restricted common stock were issued to Vicki Ferrell who was part owner of Southern for the Company to receive her shares. At the cancellation of the transaction, those shares were also under the control of Craig A. Huffman for cancellation as required in the immediate future upon direction of the board of directors.

The company does not have any other classes of stock issued or outstanding as of April 30, 2019 and 2018. The Company does not have any warrants or options as of April 30, 2019 and 2018.

Note 7 – COMMITMENTS AND CONTINGENCIES

The Company had no commitment and contingencies for the periods ending April 2018 and April 30, 2019.

Treasure & Shipwreck Recovery Inc.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2019 and 2018

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2019. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at April 30, 2019 was $18,659. The net change in valuation allowance during the year ended April 30, 2019 was $4,967. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2019 and 2018.  All tax years since inception remains open for examination only by taxing authorities of US Federal and state of Nevada.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2019 and 34% for 2018 is as follows:

	For the Year Ended	For the Year Ended
	April 30, 2019	April 30, 2018

Income tax at federal statutory rate	21.00%	34.00%
Valuation allowance	(21.00)%	(34.00)%
Income tax expense	-	-

The Company has a net operating loss carryforward for tax purposes totaling $88,852 at April 30, 2019, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2019	As of April 30, 2018
Non-current deferred tax assets:
Net operating loss carryforward	$18,659	13,692
Valuation allowance	$(18,659)	(13,692)
Net deferred tax assets	$-	-

The Company is currently in the process of gathering the information necessary for filing tax returns for past years, due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years.

  Treasure & Shipwreck Recovery Inc.
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2019 and 2018

Note 9 – SUBSEQENT EVENTS

Subsequent to April 30, 2019 the Company focused its efforts on entering the treasure recovery business and securing the services of a known historic shipwreck treasure expert, Dr. E. Lee Spence (“Spence”), to be involved and to use his resources, including a potential historic shipwreck site located off the Cape Romain, South Carolina as a search and recovery area for the Company. Subsequently, on June 26, 2019, Spence was appointed as a Director and took the role of being a Chief Operating Officer. At that time the Company name was changed with the State of Nevada to Treasure & Shipwreck Recovery, Inc. The Company is in the process of cancellation of the shares issued to J.D. Brammer and Vicki Ferrel from the cancelled Southern Amusement transaction. All such shares are held in escrow under our Counsel and CEO for cancellation.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2019 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Tread way Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.       We did not maintain appropriate cash controls – As of April 30, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.       We did not implement appropriate information technology controls – As at April 30, 2019, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

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

The name, age and position of the company officer and director is set forth below:

Name	Age	Position	Since
Craig A. Huffman	53	President, Chief Executive Officer, Treasurer, Chief Financial Officer and Director of the Company	April 28, 2019

E. Lee Spence	72	Director	June 26, 2019

Craig A. Huffman has held the offices/positions since the resignation of the prior CEO and Director of the Company, and he is expected to hold said offices/positions until the next annual meeting of the shareholders. The persons named above are the Company’s only officer, director, promoter and control person.

Background Information about The Company’s Officer and Directors

Chief Executive Officer, Chief Financial Officer and Director. Craig A. Huffman has over 11 years’ experience in the treasure industry representing numerous treasure recovery companies, including working on permitting, and admiralty claims. He has teamed with Dr. Lee Spence to create TSR. His background includes being a Deputy Sheriff for 5 years, 20 years as an Army Reserve Officer, and 21 years as an attorney. He has acted as counsel to over 50 public companies and large-scale investors. Craig has been a public company CEO two times before for SEC fully reporting companies, besides being a director for numerous companies. He has over 100 jury trials in complex narcotics, conspiracy, white-collar area, international contracts, and numerous securities cases, he has also authored over 50 appeals. Mr. Huffman has appeared in courts around the country, and recently argued before he Nevada Supreme Court. Mr. Huffman received his B.A. from the University of Tampa with three majors in History, Pol. Sci. and Military Science, and his J.D. from Stetson University College of Law (cum laude). Craig has attended four major Army Officer Courses as a Field Artillery Officer and JAG officer, as well as numerous law enforcement training academies and courses, including hostage negotiation, sex crimes, and numerous others.

Director and Chairman. E. Lee Spence is also a published editor and author of non-fiction reference books; a magazine editor (Diving World, Atlantic Coastal Diver, Treasure, Treasure Diver, and Treasure Quest), and magazine publisher (ShipWrecks, Wreck Diver); and a published photographer. Spence was twelve years old when he found his first five shipwrecks. He has been involved in treasure and shipwreck salvage all over the world. Hefounded the Sea Research Society in 1972, an existing non-profit for sea research, as well as the International Diving Institute. Lee Spence's past work has been funded by such institutions as the Savannah Ships of the Sea Museum, the College of Charleston, the South Carolina Committee for the Humanities and the National Endowment for the Humanities. In 1991 and 1992, Spence served as Chief of Underwater Archeology for San Andres y Providencia, a 40,000 square-mile, Colombian-owned archipelago in the western Caribbean. He has worked on the wrecks of Spanish galleons, pirate ships, Great Lakes freighters, modern luxury liners (cruise ships), Civil War blockade runners and submarines.

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officer paid by us during the period ended April 30, 2018, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensations ($)	Totals ($)
Ajay Rajendran, President, Chief Executive Officer, Treasurer, and Director	2018-Jan. 26, 2019	0	0	0	0	0	0	0	0

Craig A. Huffman, President, Chief Executive Officer, Treasurer and Director	April 28, 2019- Present	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the period ended April 30, 2019.

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

Security Holders Recommendations to Board of Directors

The Company welcomes comments and questions from the shareholders. Shareholders can direct communications to the Chief Executive Officer, Craig A. Huffman, at our executive offices. However, while the Company appreciates all comments from shareholders, it may not be able to individually respond to all communications. Management attempts to address shareholder questions and concerns in press releases and documents filed with the SEC so that all shareholders have access to information about the Company at the same time. Craig A. Huffman collects and evaluates all shareholder communications. All communications addressed to the director and executive officer will be reviewed by Craig A. Huffman, unless the communication is clearly frivolous.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information at April 30, 2019, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to the Company), (ii) the Director, (iii) the Executive Officer and (iv) our Executive Officer and Director as a group. As set forth elsewhere, such shares are now subject to cancellation at the control of the Counsel and Chief Executive Officer due to the cancellation of the Southern Amusement Agreements.

Beneficial Name of Owner	No. of Shares	Percentage of Ownership
J. D. Brammer (Subject to Escrow Agent and CEO Control for cancellation)	8,200,000	74%

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

Future Sales by Principal Shareholders

A total of 8,771,429 shares have been issued to both J.D. Brammer as the former Company officer, director and affiliate, and to Vicki Ferell in the Southern Amusement Transaction. With the Cancellation of that transaction, such shares are under the control of our current Counsel as the Escrow agent for cancellation and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Any sale of these shares (after applicable restrictions expire) may have a depressive effect on the price of the Company’s common stock in any market that may develop, of which there can be no assurance. The principal shareholders do not have any plans to sell their shares at any time after this offering is complete.

Item 13. Certain Relationships and Related Transactions

We received our initial funding of $3,000 through the sale of common stock to our past President, Ajay Rajendran, who purchased 3,000,000 shares of our common stock at $0.001 per share on April 10, 2017.

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

Except for the foregoing, none of the following persons has any direct or indirect material interest in any transaction to which the Company was or is a party since the beginning of the last fiscal year, or in any proposed transaction to which the Company proposes to be a party:

●                    (A)  any of the director(s) or executive officer(s);

●                    (B)  any nominee for election as one of the Company’s direction

●                    (C)  any person who is known by the Company to beneficially own, directly or indirectly, shares carrying   more than 5% of the voting rights attached to the Company’s Common Stock, or

●                    (D)  any member of the immediate family (including spouse, parents, children, siblings and in-laws) of ny of the foregoing persons named in paragraph (A),(B) or (C) above.

There are not currently any conflicts of interest by or among the Company’s current officer, director, key employee or advisors. The Company has not yet formulated a policy for handling conflicts of interest, if any arise; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

Item 14. Principal Accountant Fees and Services

During fiscal year ended April 30, 2019, we incurred approximately $8,523 in fees to our principal independent accountants for professional services rendered in connection with the audit of our April 30, 2018 financial statements and for the reviews of our financial statements for the quarters ended July 31, 2018, October 31, 2018, and January 31, 2019.

PART IV

Item 15. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Treasure & Shipwreck Recovery, Inc.

Date: August 16, 2019	By:	/s/ Craig Huffman
Craig Huffman Acting Chief Executive Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)