Form 10-Q
period 2019-07-31
Treasure & Shipwreck Recovery, Inc.
filed 2019-09-13
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2019

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

Craig Huffman
Chief Executive Officer
13046 Racetrack Road, #234,
Tampa, FL 33626
(813) 504-7831

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

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Company has 5,035,000 common shares issued and outstanding as of September 13, 2019.

Treasure & Shipwreck Recovery, Inc.
QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Treasure & Shipwreck Recovery, Inc., formerly Beliss Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

Treasure & Shipwreck Recovery, Inc.
CONDENSED BALANCE SHEETS
As of July 31, 2019 and April 30, 2019

ASSETS	July 31, 2019 (Unaudited)	April 30, 2019

Total Assets	$-	-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	1,899	1,899
Customer Deposits	8,700	8,700
Short Term Loans	16,763	16,763
Related Party Loans	20,290	17,790
Total Current Liabilities	$47,652	45,152

Total Liabilities	$47,652	45,152

Stockholder’s Equity
Common stock, par value $0.001; 75,000,000 shares authorized,5,035,000 and 5,035,000 shares issued and outstanding	5,035	5,035
Additional paid in capital	38,665	38,665
Accumulated deficit	(91,352)	(88,852)
Total Stockholders’ Equity	$(47,652)	(45,152)

Total Liabilities and Stockholders’ Equity	$-	-

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED STATEMENTS OF OPERATIONS
Three months ended July 31, 2019 and 2018

	Three months ended July 31,2019 (Unaudited)	Three months ended July 31, 2018 (Unaudited)

REVENUES	$-	14,150
Gross Profit	-	14,150

OPERATING EXPENSES
General and Administrative Expenses	2,500	15,196
TOTAL OPERATING EXPENSES	2,500	15,196

NET LOSS FROM OPERATIONS	(2,500)	(1,046)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,500)	(1,046)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,035,000	5,035,000

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
Three months ended July 31, 2019 and 2018

	Common Stock		Additional Paid-in Capital	Deficit Accumulated	Total Stockholders’ Equity
	Shares	Amount

Balance, April 30, 2018	5,035,000	$5,035	$38,665	$(40,270)	$3,430

Net (loss) for the period ended July 31, 2018	-	-	-	(1,046)	(1,046)

Balance, July 31, 2018	5,035,000	$5,035	$38,665	$(41,316)	$2,384

	Common Stock		Additional Paid-in Capital	Deficit Accumulated	Total Stockholders’ Equity
	Shares	Amount

Balance, April 30, 2019	5,035,000	$5,035	$38,665	$(88,852)	$(45,152)

Net (loss) for the period ended July 31, 2019	-	-	-	(2,500)	(2,500)

Balance, July 31, 2019	5,035,000	$5,035	$38,665	$(91,352)	$(47,652)

   See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED STATEMENTS OF CASH FLOWS
Three months ended July 31, 2019 and 2018

	Three months ended July 31, 2019 (Unaudited)	Three months ended July 31, 2018 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,500)	$(1,046)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,189
Changes in operating assets and liabilities:	-
Changes in Prepaid Expenses	-	570
Changes in Customer Deposits	-	(7,000)
Related Party Loans	2,500	-
CASH FLOWS USED IN OPERATING ACTIVITIES	-	(6,287)

NET DECREASE IN CASH	-	(6,287)

Cash, beginning of period	-	7,257

Cash, end of period	$-	$970

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
July 31, 2019

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Treasure & Shipwreck Recovery Corp. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on October 24, 2016 as Beliss Corp. The Company changed its name to Treasure & Shipwreck Recovery Corp. on June 26, 2019. The Company’s primary business strategy is to focus on opportunities in the sunken treasure industry. The Company was originally focused on the development of high impact internet marketing, search engine optimization (“SEO”) software and techniques, and the development of digital properties (colletively “Internet Marketing”).

Although the Company has shifted its focus to the sunken treasure industry it will retain its Internet Marketing business in order to fulfill any obligations to previous customers who made deposits or in the event that any substantial new opportunities should arise, which Management views as unlikely. Moreover, the Company does not anticipate generating any significant revenues from the Internet Marketing business for the foreseeable future.

Our general business strategy is to be actively engaged in the sunken treasure industry, researching, surveying, finding and recovering artifacts, treasure or other items of value from valuable historical shipwrecks from the 15th century to the present day. We have taken on certain persons, in particular Dr. E. Lee Spence, who are experts in the necessary fields of treasure finds. We also intend to secure the rights for treasure salvage through courts and other means. Furthermore, we will contract with outside service providers to conduct salvage operations. Any recovered finds by the Company are going to be split with Dr. E. Lee Spence who is a foremost treasure expert and has taken on the role of Chief Operating Officer as well as Chairman of the Board.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. For the quarter ended July 31, 2019 the Company had not generated any revenues. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from September 14, 2019. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Despite management’s ongoing efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended April 30, 2019. The balance sheet as of July 31, 2019 has been derived from the audited financial statements. The results of the three months ended July, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending April 30, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of July 31, 2019 and $0 as of April 30, 2019.

Treasure & Shipwreck Recovery, Inc.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
July 31, 2019

Customer Deposits

Customer Deposits discloses an amount paid by a customer to a company prior to the company providing it with goods or services. The company receiving the money has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of July 31, 2019 and April 30, 2019.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. We estimate that the useful life of furniture is 5 years. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriated accounts and the resultant gain or loss is included in net income. We incurred $0 and $1,189 of depreciation expense during the three months ended July 31, 2019 and 2018.

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

Revenue Recognition

Effective May 1, 2018, the Company adopted the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s financial statements as the Company, previously recognized revenue when the performance obligation for customers had been satisfied. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. The Company’s revenue consists of revenue from providing high impact internet marketing to internet based businesses and small businesses seeking to create websites and provide better search engine optimization (“SEO”) software and techniques to small internet based businesses and people seeking to create websites.

The new revenue recognition standard won’t have impact on the company since the company has not generated any revenues in three month July 31, 2019.

Treasure & Shipwreck Recovery, Inc.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
July 31, 2019

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

Basic Loss per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2019 and 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

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

Note 4 – FIXED ASSETS

As of July 31, 2019 and April 30, 2019, our fixed asset balance was $0. The Company determined that it would not be cost effective to move its furniture and office equipment from India to the United States so the Company wrote down its previous fixed asset balance of $17,720 to $0 at April 30, 2019.

Note 5 – LOANS

Loan from Officer

As of July 31, 2019 Craig Huffman, an officer and director, provided loans to the Company of $20,290 under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to Mr. Huffman was $20,290 as of July 31, 2019, and $17,790 as of April 30, 2019.

Short Term Loans

As of July 31, 2019, the Company had loans totaling $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand.

Note 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

In April 2017, the Company issued 3,000,000 shares of common stock to a director for cash proceeds of $3,000 at $0.001 per share.

Treasure & Shipwreck Recovery, Inc.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
July 31, 2019

In December 2017 the Company issued 750,000 shares for cash proceeds of $15,000 at $0.02 per share.

In January 2018 the Company issued 1,135,000 shares for cash proceeds of $22,700 at $0.02 per share.

In February 2018 the Company issued 150,000 shares for cash proceeds of $3,000 at $0.02 per share.

There were 5,035,000 shares of common stock issued and outstanding as of July 31, 2019 and 5,035,000 shares as of April 30, 2019.

The Company is in the process of cancelling the shares issued to J.D. Brammer and Vicki Ferrel from the cancelled Southern Amusement transaction. All such shares are held in escrow for cancellation under our Counsel and CEO.

Other Stock Issuances

The company does not have any other classes of stock issued or outstanding as of July 31, 2019 and 2018. The Company does not have any warrants or options as of July 31, 2019 and 2018.

Note 7 – COMMITMENTS AND CONTINGENCIES

The Company had no commitment and contingencies for the periods ending July 31, 2019 and April 30, 2019.

Note 8 – SUBSEQUENT EVENTS

In August of 2019 the Company created a wholly owned subsidiary, TSR Holdings, Inc. TSR Holdings, Inc. then purchased a 71 foot vessel, the R/V Bellows, from The Board of Trustees of the University of South Florida. The vessel was delivered to the Company at the Florida Institute of Oceanography in St. Petersburg Florida on August 29, 2019. With the purchase of the R/V Bellows the Company now has the full operational capability to execute its business plan.

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

Description of the Business

We were incorporated in the State of Nevada on October 24th, 2016. The Company was incorporated as Beliss Corp. however on June 26, 2019 the Company changed its name to Treasure & Shipwreck, Inc. by which we will refer as “TSR,” Our original general business plan was originally in the search engine optimization (“SEO”), Internet marketing and web development business. Subsequent to April 30, 2019 the Company elected to focus its business plan on entering the treasure recovery business by attempting to work with, partner with or hire experts in that industry. Mr. Huffman possesses over 10 years of experience working with treasure companies, including their budgeting, due diligence, research issues, and gaining rights to suspected or known wreck sites using United States Admiralty law in United States Courts. As such, Huffman knew many of the experts and opportunities in the treasure industry and had a business plan for such operations to be implemented in the Company.

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

Importantly, under West Virginia law and regulation, control of any lottery related company, including ownership must be majority owned by a licensed and certified person by the Lottery Commission who must be a West Virginia resident. So in the transaction the control and majority control of Beliss as the owner of Southern, would have to be a West Virginia resident. Thus, the then Chief Operating Officer of Southern, John (J.D.) Brammer was appointed as CEO and director of Beliss, since he was licensed in Southern and was a West Virginia resident. After numerous legal consultations it was decided that due to the West Virginia laws, J.D. Brammer would have to be the majority holder of Beliss. Thus after he was appointed as CEO and director, and Ajay Rajendran resigned as CEO and director, additional shares in the amount of 5,500,000 shares we issued to J.D. Brammer under restrictions, that included such shares would be surrendered if the transaction was not approved by the West Virginia Lottery Commission or if the shares of Southern could not be completely delivered. In such instance all interest in such shares by J.D. Brammer would be surrendered, and such shares would go to an escrow agent for control until a future cancellation or other action occurred. One additional agreement was with Vicki Ferell, who was part owner of Southern Amusement, so the agreement with Ferell was for her to deliver her shares of Southern Amusement to Beliss, in exchange for 571,429 shares of common stock. Such shares were issued to Vicki Ferrell.

By April 2019, the shares of Southern Amusement were not delivered to Beliss after requests were made by counsel. It was then discovered that there was an undisclosed obligation on such shares which was not communicated to Beliss during the transaction. In exchange for a mutual release which Beliss believed such action was merely a mistake of fact, all such shares were abandoned by any interest by J.D. Brammer (the issued 5,500,000 shares), including the 2,700,000 private shares he had received from Ajay Rajendron which were also released to the control of the escrow agent and counsel for the Company. On April 28, 2019 Brammer resigned and the transaction was cancelled. At that point Craig A. Huffman (“Huffman”), counsel for the Company, became acting Chief Executive Officer (“CEO”) and sole Director of the Company. At the same time as the settlement agreement, Vicki Ferrell disclaimed any interest in the shares.

While in the process of unwinding the transaction with the shareholders of Southern Amusement, the Company began to review various business opportunities. Subsequent to April 30, 2019 the Company elected to focus its business plan on entering the treasure recovery business by attempting to work with, partner with or hire experts in that industry under the experience of the new acting Chief Executive Officer and sole Director Craig A. Huffman (“Huffman”). Huffman possesses over 10 years of experience working with treasure companies, including their budgeting, due diligence, research issues, and gaining rights to suspected or known wreck sites using United States Admiralty law in United States Courts. As such, Huffman knew many of the experts and opportunities in the treasure industry and had a business plan for such operations to be implemented in the Company. In that realm, he pursued which is explained in Note 8, subsequent events.

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

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from September 14, 2019

Liquidity and capital resources

As at July 31, 2019, our total assets were $0.

As at July 31, 2019, our current liabilities were $47,652 and Stockholders’ equity was negative $47,652. As of July 31, 2019 we had a working capital deficit of $47,652.

A significant financial challenge and risk facing the Company is a lack of liquidity. The Company continued to operate with a working capital deficit during the period ended July 31, 2019. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations.

Cash flows from operating activities

For the three months ended July 31, 2019 net cash flows used in operating activities was $0.

Cash flows from investing activities

For the three months ended July 31, 2019 we have used no cash in investing activities.

Cash flows from financing activities

For the three months ended July 31, 2019 we have generated $0 cash flows from financing activities.
.
We qualify as an “ smaller reporting  company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, in Tampa, FL, September 13, 2019.

TREASURE & SHIPWRECK RECOVERY, INC.

By:
/s/ Craig Huffman

Craig Huffman
Chief Executive Officer,
Chief Financial Officer
Principal Accounting Officer,
Director

By:
/s/ E. Lee Spence

E. Lee Spence
Chairman of the Board of Directors
Chief Operating Officer