Form 10-Q
period 2019-10-31
Treasure & Shipwreck Recovery, Inc.
filed 2019-12-19
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2019

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Company has 5,552,504 common shares issued and outstanding as of December 12, 2019.

Treasure & Shipwreck Recovery, Inc.
QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, compliance with government regulations and permits, agreements with third parties to conduct operations, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by Federal Securities law.

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

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of October 31, 2019 and April 30, 2019

ASSETS	October 31, 2019 (Unaudited)	April 30, 2019
Current Assets
Cash	$4,945	$-

Total Current Assets	4,945	-

Fixed Assets
Equipment and furniture, net	57,968	-
Total Fixed Assets	57,968	-

Total Assets	$62,913	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable	$-	$1,899
Customer Deposits	8,700	8,700
Short Term Loans	16,763	16,763
Related Party Loans	56,390	17,790
Total Current Liabilities	81,853	45,152

Total Liabilities	81,853	45,152
Commitments and Contingencies (Note 6)
Stockholders’ Deficit
Common stock, par value $0.001; 75,000,000 shares authorized, 5,491,002 and 5,035,000 shares issued and outstanding.	5,491	5,035
Additional paid in capital	186,709	38,665
Accumulated deficit	(211,140)	(88,852)
Total Stockholders’ Deficit	(18,940)	(45,152)

Total Liabilities and Stockholders’ Deficit	$62,913	$-

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six months ended October 31, 2019 and 2018
(Unaudited)

	Three Months Ended October 31, 2019	Three Months Ended October 31, 2018	Six Months Ended October 31, 2019	Six Months Ended October 31, 2018

REVENUES	$-	$-	$-	$14,150
Cost of Revenues	-	-	-	-
Gross Profit	-	-	-	14,150

OPERATING EXPENSES
Boat Expenses	51,626	-	51,626
Labor	31,248	-	31,250
Professional Fees	19,152	947	21,651	3,644
Accounting and Audit Fees	13,300	(3,500)	13,300	5,023
General and Administrative	2,040	1,959	2,039	3,556
Depreciation	2,422	1,189	2,422	2,377
TOTAL OPERATING EXPENSES	119,788	595	122,288	14,600

NET LOSS FROM OPERATIONS	(119,788)	(595)	(122,288)	(450)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(119,788)	$(595)	$(122,288)	$(450)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,471,834	5,035,000	5,253,417	5,035,000

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKERS’ DEFICIT
Six months ended October 31, 2019 and 2018
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, April 30, 2018	5,035,000	$5,035	$38,665	$(40,270)	$3,430

Net (loss) for the period ended July 31, 2018	-	-	-	145	145

Balance, July 31, 2018	5,035,000	$5,035	$38,665	$(40,125)	$3,575

Net (loss) for the period ended October 31, 2018	-	-	-	(595)	(595)

Balance, October 31, 2018	5,035,000	$5,035	$38,665	$(40,720)	$2,980

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, April 30, 2019	5,035,000	$5,035	$38,665	$(88,852)	$(45,152)

Net (loss) for the period ended July 31, 2019	-	-	-	(2,500)	(2,500)

Balance, July 31, 2019	5,491,002	$5,491	$186,709	$(208,640)	$(18,940)

Sale of Stock	456,002	456	148,044		148,500

Net (loss) for the period ended October 31, 2019	-	-	-	(119,788)	(119,788)

Balance, October 31, 2019	5,491,002	$5,491	$186,709	$(211,140)	$(18,940)

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended October 31, 2019 and 2018
(Unaudited)

	Six Months Ended October 31, 2019	Six Months Ended October 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(122,288)	$(450)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation	2,422	2,377

Changes in operating assets and liabilities:

Changes in Prepaid Expenses	-	950
Changes in Accounts Payable	(1,899)	(5,810)
Changes in Customer Deposits	-	(7,000)
CASH FLOWS FROM OPERATING ACTIVITIES	(121,765)	(9,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(60,390)	-
CASH FLOWS FROM INVESTING ACTIVITIES	(60,390)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Stock	148,500	-
Increase in Related Party Loans	38,600	3,500
CASH FLOWS FROM FINANCING ACTIVITIES	187,100	3,500

NET INCREASE (DECREASE) IN CASH	4,945	(6,433)

Cash, beginning of period	-	7,257

Cash, end of period	$4,945	$824

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.
NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2019

The accompanying unaudited condensed consolidated financial statements of Treasure & Shipwreck Recovery, Inc., formerly Beliss Corp. (“TSR”, “the Company”, “we”, “us” or “our”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended April 30, 2019, filed with the Securities and Exchange Commission (the “Commission”) on August 16, 2019. The results of operations for the three and six month periods ended October 31, 2019 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2020 or for any future period.

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Treasure & Shipwreck Recovery, Inc. was incorporated in the State of Nevada on October 24, 2016 as Beliss Corp. The Company changed its name to Treasure & Shipwreck Recovery Corp. on June 26, 2019. The Company’s primary business strategy is to focus on opportunities in the sunken treasure industry. The Company was originally focused on the development of high impact internet marketing, search engine optimization (“SEO”) software and techniques, and the development of digital properties (collectively “Internet Marketing”).

The Company has shifted its focus to the sunken treasure industry, however it is maintaining its Internet Marketing business in order to fulfill any obligations to previous customers who made deposits or in the event that any substantial new opportunities should arise, which Management views as unlikely. Moreover, the Company does not anticipate generating any significant revenues from the Internet Marketing business for the foreseeable future. All of these movements were made with explicit authorities for change in the business plan with all involved as consultants and former officers and directors.

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

NOTE 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from December 19, 2019. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At October 31, 2019, the Company had a working capital deficit of $76,908. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended April 30, 2019. The balance sheet as of October 31, 2019 has been derived from the audited financial statements. The results of the three and six months ended October 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending April 30, 2020.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the TSR Holdings, Inc. which is a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $4,945 of cash as of October 31, 2019 and $0 as of April 30, 2019.

Customer Deposits

Customer Deposits discloses an amount paid by a customer prior to the company providing it with goods or services. The company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of October 31, 2019 and April 30, 2019.

Property and Equipment

Property and equipment are recorded at cost. Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. Currently the Company’s only assets are a diving vessel and a magnetometer which were both purchased in 2019 and are being depreciated over a ten and three year useful lives, respectively.

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

Revenue Recognition

Effective May 1, 2018, the Company adopted the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s financial statements as the Company, previously recognized revenue when the performance obligation for customers had been satisfied. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. The Company’s previous revenue was derived from providing high impact internet marketing to Internet based businesses and small businesses seeking to create websites and provide better search engine optimization (“SEO”) software and techniques to small Internet based businesses and people seeking to create websites.

The new revenue recognition standard won’t have impact on the company since the company has not generated any revenues during the three month period October 31, 2019.

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

Basic Loss per Share

The Company computes loss per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2019 and 2018 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which issued new guidance related to leases that outlines a comprehensive lease accounting model and supersedes the current lease guidance. The new guidance requires lessees to recognize lease liabilities and corresponding right-of-use assets for all leases with lease terms of greater than 12 months. It also changes the definition of a lease and expands the disclosure requirements of lease arrangements. The new guidance must be adopted using the modified retrospective approach and will be effective for the Company in the fiscal year beginning May 1, 2020. Early adoption is permitted. The Company has reviewed this guidance and believes it has no impact on its financial statements and related disclosures.

NOTE 4 – FIXED ASSETS

Fixed assets at October 31, 2019 and April 30, 2019 are summarized below:

	October 31, 2019 (Unaudited)	April 30, 2019
Fixed Assets	$60,390	$17,720
Accumulated Depreciation	(2,422)	(17,720)
Fixed Assets, Net	$57,968	$-

Depreciation expense was $2,422 and $1,189 for the three months ended October 31, 2019 and 2018, respectively, and $2,422 and $2,377 for the six months ended October 31, 2019 and 2018, respectively. Depreciation expense for the periods ended in 2019 are related to the diving vessel and the magnetometer. Depreciation expense for the periods ended in 2018 was for furniture and office equipment that the Company wrote down to a balance of $0 at April 30, 2019.

NOTE 5 – LOANS

Loan from Officer

As of October 31, 2019 Craig Huffman, an officer and director, provided loans to the Company of $56,390 under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to Mr. Huffman was $56,390 as of October 31, 2019, and $17,790 as of April 30, 2019.

Short Term Loans

As of October 31, 2019, the Company had loans totaling $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Material Agreement

On June 22, 2019 the Company entered into a consulting agreement with Dr. E. Lee Spence to provide supervisory services as the Company’s Chief Operation Officer (“COO”). As COO Dr. Spence agreed to perform duties and responsibilities on a part time basis related to overseeing the operations of the Company including selection and supervision of archaeologists, selection and supervision of personnel and experts to oversee the conservation of any recovered objects, assistance with selection of personnel for the scanning and search and recovery operations including boat captains and crew, analysis and review of potential shipwreck sites, other supervisory and advisory services over the operations, interaction with state and governmental authorities as necessary for site approval and permitting, budgeting and purchasing of equipment, vessels, crew, etc. Per the agreement the Company intended for Dr. Spence to be the lead expert of all of its projects. Dr. Spence is to provide the services at his discretion on a part time basis. The Agreement further stipulates that Dr. Spence will commit research, recovery and other operations for an admiralty claim under his control which exists off the coast of South Carolina. Dr. Spence my also provide the Company with information pertaining to other shipwreck sites under certain conditions.

The term of the Agreement is for five years after which it may continue on an at will basis in perpetuity. The Agreement is not exclusive for either party. The Company agreed to provide Dr. Spence with information including funding, timelines, etc. regarding its potential shipwreck sites and operations. The Company agreed to pay Dr. Spence an annual salary of $125,000 annualized for the first six months of the agreement and then a salary of $250,000 annualized thereafter. If the Company is not able to pay the salary then it will be accrued and paid on a first due basis of accounting and shall accrue interest at eighteen percent per annum. The compensation may be converted into shares of the Company common stock at a fifty percent discount to the then existing market price. The Board of Directors may award additional bonuses to Dr. Spence at its discretion based on the success of any research, location and/or recovery of artifacts or wrecks. The Company also agrees to pay all necessary expenses for travel, lodging , meals and other necessary costs.

Legal Proceedings

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of October 31, 2019, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to October 31, 2019 the Company sold 68,334 shares of restricted common stock under subscription agreements for approximately $62,500 in proceeds, used for general corporate purposes, working capital and repayment of debt.

In November 2019, TSR and Dr. Spence agreed that his services as Chief Operating Officer and as Chairman would be concluded and his resignation from such positions was accepted as of the date of the filing of this Form 10-Q. TSR and Dr. Spence are in discussions regarding several issue including whether or not he will continue to provide consulting services to the Company and the terms and conditions of any such future services. TSR determined that it needed a more aggressive business plan for operations which could be concluded through numerous other potential short term and long term partners.

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

Description of the Business

We were incorporated in the State of Nevada on October 24th, 2016. The Company was incorporated as Beliss Corp. however on June 26, 2019 the Company changed its name to Treasure & Shipwreck, Inc. by which we will refer as “TSR,” Our original general business plan was originally in the search engine optimization (“SEO”), Internet marketing and web development business. Subsequent to April 30, 2019 the Company elected to focus its business plan on entering the treasure recovery business by attempting to work with, partner with or hire experts in the industry. Mr. Huffman possesses over 10 years of experience working with treasure companies, including their budgeting, due diligence, research issues, and gaining rights to suspected or known wreck sites using United States Admiralty law in United States Courts. As such, Huffman knew many of the experts and opportunities in the treasure industry and had a business plan for such operations to be implemented by the Company.

In January 2019, the Company entered into a series of transactions to gain control of a company named Southern Amusement Co. Inc. (“Southern Amusement”) a West Virginia based business. With that acquisition TSR was to acquire Southern Amusement as a wholly owned subsidiary company.

Southern Amusement is an amusement machine provider located in Logan, West Virginia. The company had some 525 West Virginia Limited Video Lottery machines licensed under West Virginia law. The agreements called for delivery of all shares of Southern Amusement owned by John (J.D.) Brammer to be delivered in the transaction and be held by TSR. A private agreement was entered by Ajay Rajendron for delivery of 2,700,000 shares of Beliss stock which he held of his 3,000,000 shares to JD. Brammer as part of the transaction became the CEO and sole director while Rajanedron resigned. Subsequently, Brammer resigned and Craig A. Huffman was appointed when the Southern Amusement transaction did not occur.

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

By April 2019, the shares of Southern Amusement were not delivered to Beliss after requests were made by counsel. It was then discovered that there was an undisclosed obligation on such shares which was not communicated to Beliss during the transaction. In exchange for a mutual release which Beliss believed such action was merely a mistake of fact, all such shares were abandoned by any interest by J.D. Brammer (the issued 5,500,000 shares), including the 2,700,000 private shares he had received from Ajay Rajendron which were also released to the control of the escrow agent and counsel for the Company. On April 28, 2019 Brammer resigned and the transaction was cancelled. At that point Craig A. Huffman (“Huffman”), counsel for the Company, became acting Chief Executive Officer (“CEO”) and sole Director of the Company. At the same time as the settlement agreement, Vicki Ferrell disclaimed any interest in the shares. The future business in the treasure industry was approved by all major holders at the time. While not requiring shareholder approval, it became the direction of the Company.

While in the process of unwinding the transaction with the shareholders of Southern Amusement, the Company began to review various business opportunities. Subsequent to April 30, 2019, the Company elected to focus its business plan on entering the treasure recovery business by attempting to work with, partner with or hire experts in that industry under the experience of the new acting Chief Executive Officer and sole Director Craig A. Huffman (“Huffman”). Huffman possesses over 10 years of experience working with treasure companies, including their budgeting, due diligence, research issues, and gaining rights to suspected or known wreck sites using United States Admiralty law in United States Courts. As such, Huffman knew many of the experts and opportunities in the treasure industry and had a business plan for such operations to be implemented in the Company. In that realm, he pursued which is explained in Note 7, subsequent events.

Legal Proceedings

The Company is not aware of any pending or threatened litigation against us.

On November 9, 2019, the Company filed a declaratory action in the Sixth Judicial Circuit Court for Pinellas County, Florida for the purpose of obtaining a judicial declaratory judgment as to the Company’s status under the Securities laws as to whether the Company has ever been a “Shell” Company under the Securities Laws. Pursuant to Chapter 86 of the Florida Statutes the Court will render a decision whether the Company had ever met the definition of being a shell company under Rule 405 of the Securities Act, so that all shareholders would be able to utilize Rule 144, and otherwise be able to enjoy complete ownership and sale of such shares. Such court date is preliminarily set for hearing on December 30, 2019.

Results of operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Summary of Six Months Ended October 31, 2019 and 2018 Results of Operations

For the six month period ended October 31, 2019 the Company incurred net losses of $122,288. The Company incurred boat expense of $51,626, labor expenses of $31,250, professional fees of $21,651, accounting fees of $13,300, general and administrative expenses of $2,039, and depreciation expense of $2,422.

Total operating expenses for the six month period ended October 31, 2018 were $14,600. The Company incurred professional fees of $3,644, accounting fees of $5,023, general and administrative expenses of $3,556, and depreciation expense of $2,377.

The increase in operating expenses for the three months ended October 31, 2019 is attributable to the start of our entry into the treasure recovery business.

Summary of Three Months Ended October 31, 2019 and 2018 Results of Operations

For the three month period ended October 31, 2019 the Company incurred net losses of $119,787. The Company incurred boat expense of $51,626, labor expenses of $31,248, professional fees of $19,152, accounting fees of $13,300, depreciation expense of $2,422, miscellaneous expenses of $1,764, and bank services charges of $275.

Total operating expenses for the three month period ended October 31, 2018 were $595.

Liquidity and capital resources

As at October 31, 2019, our total assets were $62,913.

As at October October 31, 2019, our current liabilities were $81,853 and stockholders’ deficit was $18,940. As of October 31, 2019 we had a working capital deficit of $76,908.

A significant financial challenge and risk facing the Company is a lack of liquidity. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from December 19, 2019. The Company continued to operate with a working capital deficit during the period ended October 31, 2019. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations.

Due to the fact that the Company does not expect to generate significant revenues for the foreseeable future the Company must rely on outside equity and debt funding. The combination of the ongoing operational, even during times when there is little to no exploration or recovery activities taking place, and corporate expenses as well as the need for outside financing creates a very risky situation for the Company and its shareholders. This working capital shortfall and lack of access to cash to fund corporate activities is extremely risky and may force the Company to cease its operations which would more than likely result in a complete loss of all capital invested in or loaned to the Company to date.

If we are unable to secure additional financing, the Company’s business may fail and our stock price will likely be materially adversely affected and our common stock may become worthless.

Cash flows from operating activities

For the six months ended October 31, 2019 net cash flows used in operating activities was $121,765. The increase in net cash flow used in operating activities is attributable to the start of our entry into treasure recover and the purchase of a boat and magnetometer.

For the six months ended October 31, 2018 net cash flows used in operating activities was $9,933.

Cash flows from investing activities

For the six months ended October 31, 2019 we have used $60,390 cash in investing activities. This increase was attributable to the purchase of a boat and magnetometer.

For the six months ended October 31, 2018 we have used no cash in investing activities.

Cash flows from financing activities

For the six months ended October 31, 2019 we have generated $187,100 cash flows from financing activities. This increase was attributable to the sale of common stock of $148,500 and an increase in related party loans of $38,600.

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

Future Financings

We will continue to rely on equity sales of the Company’s common shares in order to continue to fund business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that the Company will achieve any additional sales of equity securities or arrange for debt or other financing. If the Company is not able to secure outside financing then it may have to cease its operations.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently aware of any pending or threatened litigation against us.

On November 9, 2019, the Company filed a declaratory action in the Sixth Judicial Circuit Court for Pinellas County, Florida for the purpose of obtaining a judicial declaratory judgment as to the Company’s status under the Securities laws as to whether the Company has ever been a “Shell” Company under the Securities Laws. Pursuant to Chapter 86 of the Florida Statutes the Court will render a decision whether the Company had ever met the definition of being a shell company under Rule 405 of the Securities Act, so that all shareholders would be able to utilize Rule 144, and otherwise be able to enjoy complete ownership and sale of such shares. Such court date is preliminarily set for hearing on December 30, 2019.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On various dates during the six month period ended October 31, 2019, the Company entered into subscription agreements to sell 456,002 shares of its restricted common stock in exchange for proceeds of $148,500. The proceeds received were used for general corporate purposes, working capital and the repayment of debt.

Exemptions from Registration for Sales of Restricted Securities.

The issuance of securities referenced above were issued to persons who the Company believes were either “accredited investors,” or “sophisticated investors” who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in us; and each had prior access to all material information about us. None of these transactions involved a public offering. An appropriate restrictive legend was placed on each certificate that has been issued, prohibiting public resale of the shares, except subject to an effective registration statement under the Securities Act of 1933, as amended (the “Act”) or in compliance with Rule 144. The Company believes that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act of 1933 (the “Act”) thereof, and/or Regulation D. There may be additional exemptions available to the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, in Tampa, FL, December 19, 2019.

TREASURE & SHIPWRECK RECOVERY, INC.

By:	/s/ Craig Huffman
Craig Huffman Chief Executive Officer, Chief Financial Officer Principal Accounting Officer, Director