Form 10-Q
period 2020-01-31
Treasure & Shipwreck Recovery, Inc.
filed 2020-03-18
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2020

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Company has 8,159,577 common shares issued and outstanding as of March 18, 2020.

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

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of January 31, 2020 and April 30, 2019

ASSETS	January 31, 2020 (Unaudited)	April 30, 2019
Current Assets
Cash	$60,963	$-
Prepaid expenses	3,000	-
Total Current Assets	63,963	-

Fixed Assets
Equipment and furniture, net	54,336	-
Total Fixed Assets	54,336	-

Total Assets	$118,299	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$-	$1,899
Customer Deposits	8,700	8,700
Short Term Loans	16,763	16,763
Related Party Loans	56,390	17,790
Total Current Liabilities	81,853	45,152

Total Liabilities	81,853	45,152
Commitments and Contingencies (Note 6)
Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 8,159,577 and 5,035,000 shares issued and outstanding.	8,160	5,035
Additional paid in capital	388,290	38,665
Accumulated deficit	(360,004)	(88,852)
Total Stockholders’ Equity (Deficit)	36,446	(45,152)

Total Liabilities and Stockholders’ Equity (Deficit)	$118,299	$-

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine months ended January 31, 2020 and 2019
(Unaudited)

	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019	Nine Months Ended January 31, 2020	Nine Months Ended January 31, 2019

REVENUES	$-	$-	$-	$14,150
Cost of Revenues	-	-	-	-
Gross Profit	-	-	-	14,150

OPERATING EXPENSES
Boat Expenses	56,038	-	107,664
Labor	10,417	-	41,667
Professional Fees	62,716	-	84,367
Accounting and Audit Fees	2,000	-	15,300
General and Administrative	14,061	11,136	16,100	25,737
Depreciation	3,632		6,054
TOTAL OPERATING EXPENSES	148,864	11,136	271,152	25,737

NET LOSS FROM OPERATIONS	(148,864)	(11,136)	(271,152)	(11,587)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(148,864)	$(11,136)	$(271,152)	$(11,587)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$-	$(0.05)	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,388,437	5,035,000	5,572,467	5,035,000

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Nine months ended January 31, 2020 and 2019
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, April 30, 2018	5,035,000	$5,035	$38,665	$(40,270)	$3,430

Net income for the period ended July 31, 2018	-	-	-	145	145

Balance, July 31, 2018	5,035,000	5,035	38,665	(40,125)	3,575

Net (loss) for the period ended October 31, 2018	-	-	-	(596)	(596)

Balance, October 31, 2018	5,035,000	5,035	38,665	(40,721)	2,979

Net (loss) for the period ended January 31, 2019	-	-	-	(11,136)	(11,136)

Balance, January 31, 2019	5,035,000	$5,035	$38,665	$(51,857)	$(8,157)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount

Balance, April 30, 2019	5,035,000	$5,035	$38,665	$(88,852)	$(45,152)

Net (loss) for the period ended July 31, 2019	-	-	-	(2,500)	(2,500)

Balance, July 31, 2019	5,035,000	5,035	38,665	(91,352)	(47,652)

Sale of Stock	456,002	456	148,044		148,500

Net (loss) for the period ended October 31, 2019	-	-	-	(119,788)	(119,788)

Balance, October 31, 2019	5,491,002	5,491	186,709	(211,140)	(18,940)

Sale of Stock	2,668,575	2,669	201,581	-	204,250

Net (loss) for the period ended January 31, 2020	-	-	-	(148,864)	(148,864)

Balance, January 31, 2020	8,159,577	$8,160	$388,290	$(360,004)	$36,446

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended January 31, 2020 and 2019
(Unaudited)

	Nine Months Ended January 31, 2020	Nine Months Ended January 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(271,152)	$(11,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,054	3,566

Changes in operating assets and liabilities:

Changes in Prepaid Expenses	(3,000)	950
Changes in Accounts Payable	(1,899)	(7,740)
Changes in Customer Deposits	-	1,700
CASH FLOWS FROM OPERATING ACTIVITIES	(269,997)	(13,111)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment	(60,390)	-
CASH FLOWS FROM INVESTING ACTIVITIES	(60,390)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Stock	352,750	-
Proceeds from Related Party Loans	38,600	6,200
CASH FLOWS FROM FINANCING ACTIVITIES	391,350	6,200

NET INCREASE (DECREASE) IN CASH	60,963	(6,911)

Cash, beginning of period	-	7,257

Cash, end of period	$60,963	$346

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.
NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
January 31, 2020

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Report on Form 10-K for the year ended April 30, 2019, filed with the Securities and Exchange Commission (the “Commission”) on August 16, 2019. The results of operations for the three and nine month periods ended January 31, 2020 are not necessarily indicative of the results that may be expected for the entire year ending April 30, 2020 or for any future period.

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

Our general business strategy is to be actively engaged in the sunken treasure industry, researching, surveying, finding and recovering artifacts, treasure or other items of value from valuable historical shipwrecks from the 15th century to the present day. We will attempt to work with both Companies and individuals who are experts in the field of the historic shipwreck exploration and recovery. We also intend to secure the rights for treasure salvage through courts and other means. Furthermore, we will contract with outside service providers to conduct salvage operations.

NOTE 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 18, 2020. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At January 31, 2020, the Company had a net working capital deficit of $17,890. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended April 30, 2019. The results of the three and nine months ended January 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending April 30, 2020.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the TSR Holdings, Inc. which is a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $60,963 of cash as of January 31, 2020 and $0 as of April 30, 2019.

Customer Deposits

Customer Deposits discloses an amount paid by a customer prior to the company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of January 31, 2020 and April 30, 2019.

Property and Equipment

Property and equipment are recorded at cost. Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Gains and losses upon disposition are reflected in the statements of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. Currently the Company’s only assets are a diving vessel and a magnetometer which were both purchased in fiscal year 2020 and are being depreciated over ten and three year useful lives, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, short term loans, and the Company’s related party loan from a shareholder approximate their fair values because of the short maturity of these instruments.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (ASC) 360-10, the Company, on a regular basis, reviews the carrying amount of long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows, before interest, from the use of the asset. In the event of impairment, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the asset. Fair value is determined based on appraised value of the assets or the anticipated cash flows from the use of the asset, discounted at a rate commensurate with the risk involved. There were no impairment charges recorded during the nine months ended January 31, 2020 and 2019.

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

Revenue Recognition

Effective May 1, 2018, the Company adopted the guidance of ASC 606, Revenue from contracts with customers. The implementation of ASC 606 did not have a material impact on the Company’s financial statements as the Company previously recognized revenue when the performance obligation for customers had been satisfied. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. The Company’s previous revenue was derived from providing high impact internet marketing to Internet based businesses and small businesses seeking to create websites and provide better search engine optimization (“SEO”) software and techniques to small Internet based businesses and people seeking to create websites.

The new revenue recognition standard has not had an impact on the Company since the Company has not generated any revenues during the nine month period ended January 31, 2020.

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

Basic Loss per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board (FASB) ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2020 and 2019 there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

All other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – FIXED ASSETS

Fixed assets at January 31, 2020 and April 30, 2019 are summarized below:

	January 31, 2019 (Unaudited)	April 30, 2019
Fixed Assets
Diving Vessel	$36,390	$-
Magnetometer	24,000	-
Furniture and Fixtures	-	17,720
Accumulated Depreciation	(6,054)	(17,720)
Fixed Assets, Net	$54,336	$-

Depreciation expense was $3,632 and $1,189 for the three months ended January 31, 2020 and 2019, respectively, and $6,054 and $1,189 for the nine months ended January 31, 2020 and 2019, respectively. Depreciation expense for the periods ended in 2020 are related to the diving vessel and the magnetometer. Depreciation expense for the periods ended in 2019 was for furniture and office equipment that the Company wrote down to a balance of $0 at April 30, 2019.

NOTE 5 – LOANS

Loan from Officer

As of January 31, 2020 Craig Huffman, an officer and director, provided loans to the Company under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to Mr. Huffman was $56,390 as of January 31, 2020, and $17,790 as of April 30, 2019.

Short Term Loans

As of January 31, 2020 and April 30, 2019, the Company had loans totaling $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Material Agreement

On November 26, 2019, the Company entered into an agreement with a company that was previously involved in the exploration of historic shipwrecks to purchase data and information pertaining to historic shipwrecks. The data and information includes coordinates of up to 60 mile long areas of shipwreck scans and technical mapping off the East Coast of Florida for use by crews in the immediate future for exploration and expected shipwreck recoveries. The scans and data represent a year and significant hours of work off Florida’s coast, in the area where there are hundreds of known wrecks with many being historical and unexplored, with pinpoint data for locations of numerous identified and many unidentified wrecks and artifacts. The scans represent years of data from magnetometer and other scanning technologies, down to the exact coordinates and categories of wreck quantities, some identified and many to be identified. Most importantly, such areas are outside the State waters of Florida, and thus are open to Federal law and admiralty claims to be filed for shipwrecks found to be claimed by TSR. TSR agreed to pay the shipwreck exploration company $15,000 for various coordinates detailed in the agreement. In addition the coordinates contained the location of a known cannon and TSR agreed to pay $10,000 to the Company upon the recovery of the cannon.

Legal Proceedings

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of January 31, 2020, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

NOTE 7 – SUBSEQUENT EVENTS

On February 10, 2020, the Company created a Media Group subsidiary, named TSR Media Group, Inc., for purposes of not only documentation and future publication of its treasure and search operations via television series or streaming, but also for expansion into the gaming sector for a treasure based app or gaming properties.

On February 12, 2020, the Company through its subsidiary TSR Media Group, purchased a 9-year-old multiplatform mobile and desktop app developer site with a long and successful track record, including multiple Amazon.com “Best Sellers” in the lifestyle category for 300,000 shares of restricted common stock. TSR will now have the expertise, software development capability and an existing revenue-producing arm to complete one part of its threefold business cycle, which consists of: treasure recovery as its main mission; providing a huge multiplatform gaming experience based on treasure recovery; and developing a reality television and multimedia pilot and series based on treasure recovery. Founded in 2011, Flavorful Apps (http://www.flavorfulapps.com) is a multiplatform mobile and desktop app developer with a huge library of successful apps. For years, Flavorful Apps has offered interesting, advanced and easy-to-use recipe apps, food-related games and digital cookbooks through multiple platforms. Flavorful Apps recipes have been distributed for almost every mobile device including Android, Kindle, Nook, iPhone and iPad. The Company presently has approximately 50 applications available on Amazon and Google Play. This will allow the Company to develop the gaming app for use and sale of its treasure based recovery game to be developed. As of the filing date of this form 10-Q the 300,000 shares of restricted common stock have not yet been issued.

On February 18, 2020, the Company entered into a gaming development agreement with terms to be announced for the build out of the treasure based recovery and find agreement with a company whose principal has had previous gaming development experience. The details of the game are confidential pending completion of certain naming rights and details, including trademarks and potential patent rights filings.

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

Description of the Business

We were incorporated in the State of Nevada on October 24th, 2016. The Company was incorporated as Beliss Corp. however on June 26, 2019 the Company changed its name to Treasure & Shipwreck, Inc. by which we will refer to as “TSR,” Our original general business plan was originally in the search engine optimization (“SEO”), Internet marketing and web development business. Subsequent to April 30, 2019 the Company elected to focus its business plan on entering the treasure recovery business by attempting to work with, partner with or hire experts in the industry. Mr. Huffman possesses over 10 years of experience working with treasure companies, including their budgeting, due diligence, research issues, and gaining rights to suspected or known wreck sites using United States Admiralty law in United States Courts. As such, Huffman knew many of the experts and opportunities in the treasure industry and had a business plan for such operations to be implemented by the Company.

In January 2019, the Company entered into a series of transactions to gain control of a company named Southern Amusement Co. Inc. (“Southern Amusement”) a West Virginia based business. With that acquisition, TSR was to acquire Southern Amusement as a wholly owned subsidiary company.

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

To date the Company has purchased a research and recovery vessel in August 2019, of the R/V Bellows from the University System of Florida through the Florida Oceanagraphic Institute. As well the Company completed the purchase of a large swath of survey data in November 2020 for approximately 60 miles of data from Global Marine Exploration. Using that data the Company contracted a private crew and vessel to make recovery and find of a cannon and anchor of the Cape Canaveral area. The Company then entered into the purchasing of a private gaming and app library and company, as well as a treasure themed gaming app based on treasure recovery as an entertainment based game for phone, android, IOS, X-box, and other systems.

On about December 13, 2019, the Company carried out, through an independent contracted crew, successfully recovered artifacts from its initial dives on the previous scanned areas purchased from GME, including what is believed to be the boundaries of a suspected 17th century shipwreck. Among items identified was a cannon from the period, and an anchor which was recovered, along with other items. The Company used the recently announced purchased data to make the finds on initial dives. The identity of the vessel will be worked on as the area is further searched and targets explored.

On December 30, 2019, the Company completed the purchase of diving and recovery equipment. This equipment will be used by the Company in conjunction with its contractors in the numerous recovery activities ongoing and planned as well as internal operations with its growing assets. TSR was able to make the purchase of a bulk amount of equipment which will be used internally, as well as with our hired contractors, and divers, dramatically increasing our ability to equip operations for TSR’s projects through substantial negotiations and quality purchase for the Company. Much of the equipment is state of the art and ready for use for the Company in all its planned operations.

Legal Proceedings

The Company is not aware of any pending or threatened litigation against us.

On November 9, 2019, the Company filed a declaratory action in the Sixth Judicial Circuit Court for Pinellas County, Florida for the purpose of obtaining a judicial declaratory judgment as to the Company’s status under the Securities laws as to whether the Company has ever been a “Shell” Company under the Securities Laws. Pursuant to Chapter 86 of the Florida Statutes the Court will render a decision whether the Company had ever met the definition of being a shell company under Rule 405 of the Securities Act, so that all shareholders would be able to utilize Rule 144, and otherwise be able to enjoy complete ownership and sale of such shares. Such matter is being amended to supply exhibits in a new filing.

Results of operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Summary of Nine Months Ended January 31, 2020 and 2019 Results of Operations

For the nine month period ended January 31, 2020 the Company incurred net losses of $271,152. The Company incurred boat expenses of $107,664, labor expenses of $41,667, professional fees of $84,367, accounting fees of $15,300, general and administrative expenses of $16,100, and depreciation expense of $6,054.

Total operating expenses for the nine month period ended January 31, 2019 were $25,737. The Company incurred bank service charges of $490, computer and internet expenses of $352, depreciation expense of $3,566, professional fees of $12,596, accounting and audit fees of $5,023, legal fees of $2,000, and rent expense of $1,710.

The increase in operating expenses for the nine months ended January 31, 2020 is attributable to the start of our entry into the treasure recovery business.

Summary of Three Months Ended January 31, 2020 and 2019 Results of Operations

For the three month period ended January 31, 2020 the Company incurred net losses of $148,864. The Company incurred boat expense of $56,038, labor expenses of $10,417, professional fees of $62,716, accounting fees of $2,000, depreciation expense of $3,632, and general and administrative expenses of $14,061.

Total operating expenses for the three month period ended January 31, 2019 were $11,136. The Company incurred bank service charges of $185, computer and internet expenses of $241, depreciation expense of $1,189, professional fees of $8,952, and rent expense of $570.

The increase in operating expenses for the three months ended January 31, 2020 is attributable to the start of our entry into the treasure recovery business.

Liquidity and capital resources

As of January 31, 2020, our total assets were $118,299.

As of January 31, 2020, our current liabilities were $81,853 and stockholders’ equity was $36,446. As of January 31, 2020 we had a net working capital deficit of $17,890.

A significant financial challenge and risk facing the Company is a lack of liquidity. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 18, 2020. The Company continued to operate with limited working capital during the period ended January 31, 2020. This limited working capital indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations.

Due to the fact that the Company does not expect to generate significant revenues for the foreseeable future the Company must rely on outside equity and debt funding. The combination of the ongoing operational, even during times when there is little to no exploration or recovery activities taking place, and corporate expenses, as well as the need for outside financing creates a very risky situation for the Company and its shareholders. This working capital shortfall and lack of access to cash to fund corporate activities is extremely risky and may force the Company to cease its operations which would more than likely result in a complete loss of all capital invested in or loaned to the Company to date.

If we are unable to secure additional financing, the Company’s business may fail and our stock price will likely be materially adversely affected and our common stock may become worthless.

Cash flows from operating activities

For the nine months ended January 31, 2020 net cash flows used in operating activities was $269,997.

For the nine months ended January 31, 2019 net cash flows used in operating activities was $13,111.

The increase in net cash flow used in operating activities is attributable to the start of our entry into treasure recover.

Cash flows from investing activities

For the nine months ended January 31, 2020 we have used $60,390 cash in investing activities.

For the nine months ended January 31, 2019 we have used no cash in investing activities.

This increase was attributable to the purchase of a boat and magnetometer.

Cash flows from financing activities

For the nine months ended January 31, 2020 we have generated $391,350 cash flows from financing activities.

For the nine months ended January 31, 2019 we have generated $6,200 of cash flows by financing activities.

 This increase was attributable to cash from the sale of common stock of $352,750 and an increase in related party loans of $38,600.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

On November 9, 2019, the Company filed a declaratory action in the Sixth Judicial Circuit Court for Pinellas County, Florida for the purpose of obtaining a judicial declaratory judgment as to the Company’s status under the Securities laws as to whether the Company has ever been a “Shell” Company under the Securities Laws. Pursuant to Chapter 86 of the Florida Statutes the Court will render a decision whether the Company had ever met the definition of being a shell company under Rule 405 of the Securities Act, so that all shareholders would be able to utilize Rule 144, and otherwise be able to enjoy complete ownership and sale of such shares.. Such matter is being amended to supply exhibits in a new filing.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On various dates during the nine month period ended January 31, 2020, the Company entered into subscription agreements to sell 3,124,577 shares of its restricted common stock in exchange for proceeds of $471,000. $352,750 of the proceeds had been received as of January 31, 2020. The proceeds received were used for general corporate purposes, working capital and the repayment of debt.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, March 18, 2020.

TREASURE & SHIPWRECK RECOVERY, INC.

By:	/s/ Craig Huffman
Craig Huffman Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director