Form 10-K
period 2020-04-30
Treasure & Shipwreck Recovery, Inc.
filed 2020-08-13
CIK 1703625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended April 30, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-219700

Treasure & Shipwreck Recovery, Inc. Formerly Beliss Corp.
	(Exact name of registrant as specified in its charter)

Nevada	7310	37-1844836
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $21,180,509 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 4, 2020 the Registrant had 7,396,502 outstanding shares of its common stock, $0.001 par value.

PART I

Forward-looking statements

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Item 1. Description of Business

Overview

Treasure Shipwreck & Recovery, Inc. (“TSR”, “us,” “we,”, the “Company”) is focused, through its wholly owned subsidiary TSR Holdings, Inc., on the exploration and recovery of historic shipwrecks. The Company has acquired various assets including a research vessel and specialized sensing equipment to be utilized to attempt to locate and eventually recover artifacts and treasure from historic shipwrecks, generally from the colonial era. The Company, through its wholly owned subsidiary TSR Media Group, Inc., has also entered into an agreement with a third party to develop a gaming app based on treasure search and salvage. Additionally, TSR Media Group, Inc. acquired the domain www.flavorfullapps.com and approximately sixty unique apps on Amazon.com, Blackberry World and Google Play. As well, the Company has acquired the intellectual property rights in a purchase agreement for the naming, trademark and use rights of Galleon Quest, from a third party to be used on Games and Apps, and merchandising of products.

Corporate History

TSR was incorporated in the State of Nevada on October 24th, 2016. The Company was originally incorporated as Beliss Corp. On June 26, 2019, the Company changed its name to Treasure & Shipwreck Recovery, Inc. The Company was originally in the search engine optimization (“SEO”), Internet marketing and web development business. Although TSR does not believe that it will generate any significant new business for its Internet marketing and website development services, the Company is prepared to fulfill any obligations related to customer deposits that were received in prior years.

In January 2019, the Company entered into a series of transactions to gain control of a West Virginia based gaming company, Southern Amusement Co. Inc. (“Southern Amusement”). After further review and due diligence, TSR decided that it would not be in the best interests of the Company or its shareholders to acquire Southern Amusement and the Company began to unwind the transaction.

While in the process of unwinding the Southern Amusement transaction, the Company began to review various business opportunities. After significant research and analysis, TSR decided to focus its business efforts on the historic shipwreck treasure recovery business. TSR formed TSR Holdings, Inc., a wholly owned subsidiary, on August 22, 2019 as a vehicle to conduct its historic shipwreck and recovery operations. During the year ended April 30, 2020, TSR focused its efforts on researching and obtaining information on various prospective historic shipwreck sites and acquiring assets including a research vessel and magnetometer to be utilized in its shipwreck operations, along with location data and scans for shipwreck sites.

On April 1, 2020, TSR formed TSR Media Group, Inc. which is a wholly owned subsidiary, in order to develop various digital media properties. TSR Media Group, Inc. entered into an agreement in February of 2020 with a third party app developer to develop a gaming app based on treasure search and salvage. The treasure search and salvage app is currently being reviewed and tested by various parties. TSR Media Group, Inc. also entered into an agreement which was effective February 12, 2020, later amended on April 26, 2020, to purchase a domain called www.flavorfullapps.com and approximately 60 food related apps that are currently listed on Amazon.com, Blackberry World and Google Play. TSR Media, Inc. has hired a marketing consultant to network and grow the Company’s social media following and advertisements for its app library and to oversee and manage www.flavorfullapps.com.

Exploration and Salvage of Historic Shipwrecks

The United Nations Educational, Scientific and Cultural Organization (“UNESCO”) has estimated that there are as many as three million shipwrecks on the floors of the worlds’ oceans. Although it is a fact that many of these shipwrecks were not carrying any items of significant value, historic research documentation shows that it is likely that a percentage of these shipwrecks contained valuable artifacts and treasure, such as gold and silver coins, other precious metals and gems, such as emeralds.

The treasure search and recovery business is highly specialized and requires special research and recovery abilities. The industry and opportunity may have significant potential. For three hundred years, Spain and other European colonial powers pillaged the new world of treasure, shipping riches in thousands of ships over time back to Europe for the enjoyment and funding of those who never earned it. Along the way, an estimated one out of ten never made it home. Estimates of lost treasure from these ships in the Caribbean and the coast of Florida alone is conservatively placed at $60 billion.

Locating, exploring and salvaging historic shipwrecks involves a very lengthy and expensive process. It may take several years to successfully locate and salvage treasure or other valuable artifacts from viable shipwrecks. Moreover, the costs to operate in the historic shipwreck salvage industry can be excessive. These costs and expenses may exceed the economic value of any treasure that is successfully located.

Even if TSR is able to successfully locate historic shipwrecks, there are additional challenges to successfully recovering treasure. There are also various laws and regulations, both internationally and domestically, that must be complied with. These laws and regulations could further hamper or delay the Company in successfully locating and recovering treasure. There have been legal cases where shipwrecks were located and valuable treasure was successfully salvaged by one group only to have government or other private entities assert rights to the treasure. Such a situation could cause extensive delays in monetizing the treasure due to legal proceedings. There may also be environmental related laws and regulations for the areas where we conduct shipwreck salvage operations.

Furthermore, working in an underwater environment can be hazardous. Difficult weather conditions can significantly delay operations. The condition of wrecks and other natural hazards can impede salvage efforts for long periods of time, potentially many years in some cases. The maintenance and repair issues with salvage vessels and equipment can be continuous and very expensive which may lead to excessive down time.

Even if the Company is able to locate viable shipwrecks that theoretically may contain valuable treasure, there is the possibility that they may have already been stripped of anything of value. They may also not have been carrying anything valuable on board at the time that they were lost at sea. It is the Company’s intent to find shipwrecks where available research suggests there were not any previous recovery efforts or past recovery efforts failed or were not completed. In the event that valuable artifacts are located and recovered, it is possible that the cost of recovery will exceed the value of the artifacts recovered. It is also possible that other entities, including both private parties and governmental entities, will assert conflicting claims and challenge the Company’s rights to the recovered artifacts.

Salvage of historic shipwrecks is both very speculative and risky. Only those investors who do not require liquidity and who can afford the loss of their entire investment should consider an investment into TSR’s securities. Investors should also seek advice from a professional financial adviser before purchasing the securities of TSR.

Treasure Search and Salvage Gaming App

The Company hired an app developer to create a gaming app based on treasure search and salvage. TSR believes that there potentially will be significant consumer interest in a downloadable gaming app based on the search for treasure from historic shipwrecks. TSR is currently working with its developer and third parties to further review, enhance and refine the app.

Cooking and Recipe Website

TSR Media Group, Inc. owns a domain called www.flavorfullapps.com and approximately sixty cooking and recipe related apps that are currently listed on Amazon.com, Blackberry World and Google Play. A marketing consultant is currently working on creating a social media following for www.flavorfullapps.com while developing additional distribution opportunities for the food and recipe apps.

Revenue Sources

TSR believes that it has numerous potential revenue routes. Assuming that the Company is able to successfully locate and recover treasure from a historic shipwreck, one revenue opportunity is to keep many artifacts and treasure as assets, to be shown in a planned TSR museum or public display. Second is sale of treasure and artifacts through certain auction houses and arranged product sales for coins, etc. Third is private collector sales. Fourth is road show and museum show fees. Finally, holding rights to television and future gaming revenues from its treasure search and salvage gaming app. for use on phones and other devices. The Company does not anticipate generating any revenues for the foreseeable future from the treasure recovery business or associated businesses. However, there are sales from the Flavorfulapp.com sales that are expected to be received in the second quarter of 2020, from sales of the apps on Amazon and other locations that have existed before the acquisition.

Competition

There are various entities who are working to salvage historic shipwrecks. There are a few small publicly traded companies and numerous private mostly “mom and pop” companies, as well as individuals, who could be considered competitors to locate and salvage treasure from historic shipwrecks. A few of these entities may have access to financing or greater resources than TSR. The Company is evaluating partnerships and joint ventures that it believes would be beneficial for financial or strategic reasons with other industry participants.

Research and Development Activities and Costs

During the years ended April 30, 2020 and 2019, we incurred $120,000 and $0, respectively, of research and development costs related to the development of our treasure search and salvage gaming app. We anticipate that we will incur additional future development costs for the gaming app. for the treasure hunting game, and the recipe and diet apps associated with the redo of Flavorfulapps.com.

COVID-19 Pandemic Threat and Continuity Plan

Due to current events involving the global COVID-19 pandemic, TSR, under the guidance of its President, is reviewing procedures to monitor current events as they relate to our business and to be prepared to respond to any potential threats or issues in order to protect the Company and its assets. We are also in the process of reviewing plans to locate a back office for our corporate records and information at a location to be designated so that in the event that access to the Company’s offices are restricted, the Company is able to continue with its business and operations.

The Company’s operations may be adversely affected by the ongoing outbreak of the coronavirus disease 2019 (COVID-19) which was declared a pandemic by the World Health Organization (“WHO”) in March 2020. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the TSR’s financial position, operations and cash flows.

Possible effects may include, but are not limited to, disruption to the Company’s operations, inability of management team members and other key personnel and consultants to provide services or provide services in a timely manner, unavailability of equipment, parts and supplies used in operations, lack of access to maintenance and repair facilities for the Company’s salvage vessel, and a decline in the value of the Company’s assets including its salvage vessel, equipment and its digital properties.

Additionally, it is possible that the Company is not able to obtain financing due to COVID-19’s effects on the general economy and the capital markets. If the Company is not able to obtain financing due to COVID-19 then it is highly likely that it will be forced to cease its operations. The impact of smaller companies such as TSR having to cease operations due to effects of COVID-19 would likely result in the Company not being able to survive and would cause a complete loss of all capital invested in the Company.

Employees

Other than our current interim CEO, Blake M. McMahan, and our President and CFO, Craig Huffman, we have no full-time or part-time employees of our business or operations who are employed at will by TSR.

Description of Property

TSR’s offices are currently located at 1501 Lake Ave. S.E. Largo, Florida, which is the location of an office held by Craig A. Huffman, our former acting CEO. Mr. Huffman does not charge rent for such office use and there is no lease. The mailing address for the Company is 13046 Racetrack Road, #234, Tampa, Florida 33626. The Company’s search and recovery vessel, the R/V Bellows is located at 601 Seaway Drive, Fort Pierce, FL 34949, the Company is paying $1,080 per month for a dockage for the vessel.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is presently quoted on the Pink Sheets under the symbol “BLIS”, as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an “established trading market” ever develops in the future, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management, consultants, promissory note holders or others may have a substantial adverse impact on any such market and the sale of restricted securities by management or others may significantly depress the market price of the Company’s shares. There is currently a limited trading market for our securities on the Pink Sheets. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may potentially have a substantial negative impact on any such market. The Company’s share price is quoted on the Pink Sheets. Accordingly, an investment in our securities should only be considered by those investors who do not require liquidity and can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making such an investment. Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Shareholders may find it to be very difficult to deposit our shares into a brokerage account and should consult with a financial advisor before purchasing TSR’s shares.

Our stock price fluctuated between $9.00 and $0.09 for the year ended April 30, 2020 and $5.00 and $0.01 for the year ended April 30, 2019. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The following table reflects the high and low prices of our stock for each quarter during the periods ended April 30, 2020 and 2019:

Quarter Ended	High Price	Low Price
July 31, 2018	NA	NA
October 31, 2018	0.01	0.01
January 31, 2019	0.01	0.01
April 30, 2019	5.00	0.01
July 31, 2019	9.00	3.65
October 31, 2019	5.90	2.26
January 31, 2020	4.50	0.92
April 30, 2020	1.23	0.09

Approximate Number of Holders of Common Stock

As of April 30, 2020, the 7,396,502 issued and outstanding shares of common stock were held by a total of 32 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2020 and 2019.

Recent Sales and Other Issuances of Unregistered Securities

Purchase or Sale of our Equity Securities by Officers and Directors

During the year ended April 30, 2020 there has been no other sales of securities to officers and directors.

Other Stockholder Matters

In February 2019, the Company issued 5,500,000 restricted control shares to J.D. Brammer under the acquisition agreement in order for Mr. Brammer to meet the qualification of Southern Amusement being acquired into the Company where the State of West Virginia required control of the company since it was involved in the lottery business, to be held by a registered and cleared individual, which Mr. Brammer is and has been. So the additional shares were issued under certain restrictions to Mr. Brammer for purposes of control under West Virginia law. In the event the transaction could not occur or licensing issues occurred, then Mr. Brammer would surrender control of such shares to the Escrow Agent. Effective April 28, 2019, such transaction was cancelled and such shares changed control to Mr. Craig A. Huffman, the Escrow Agent and Counsel for the Company for later transaction, via agreement. The shares continued under Mr. Brammers name on book form with the transfer agent, but all rights to such shares were surrendered by Mr. Brammer. In order to purchase the control of Southern Amusement, an additional 571,429 shares of restricted common stock were issued to Vicki Ferrell who was part owner of Southern Amusement for the Company to receive her shares. At the cancellation of the transaction, those shares were also under the control of Craig A. Huffman for cancellation as required in the immediate future upon direction of the board of directors.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide a narrative of our financial results and an evaluation of our financial condition and results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto. A description of our business is discussed in Item 1 of this report, which contains an overview of our business as well as the status of our ongoing project operations.

Results of Operations for the years ended April 30, 2020 and 2019:

Revenue and cost of goods sold

For the years ended April 30, 2020 and 2019, the Company generated total revenue of $0 and $14,150. The revenue generated during the year ended April 30, 2019 was from website development and SEO services. The Company is no longer pursuing this line of business but is prepared to provide services to legacy customers who provided up front deposits for services. The cost of goods sold for the years ended April 30, 2020 and 2019 was $0.

Operating expenses

Total operating expenses for the years ended April 30, 2020 and 2019 were $592,237 and $62,732. The increase in operating expenses was due to the launch of our exploration business.

Net Loss

The net loss for the years ended April 30, 2020 and 2019 was $592,237 and $48,582 respectively.

Liquidity and Capital Resources and Cash Requirements

At the year ended April 30, 2020, the Company had cash of $6,678. Furthermore, the Company had a working capital deficit of $120,675. The increase in working capital deficit is attributed to accounts payable, customer deposits, related party loans, and other short term loans.

During the year ended April 30, 2020, the Company used $444,782 of cash in operating activities due to its net loss, increase in accounts payable, stock compensation, depreciation, and other expenses associated with the expansion of the business.

During the year ended April 30, 2020, the Company used $60,390 of cash in investing activities. This includes the purchase of a vessel for $24,000 and a magnetometer for $36,390.

During the year ended April 30, 2020, the Company generated $511,850 of cash in financing activities from the sale of common stock and an increase in short term loans.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At April 30, 2020, the Company’s working capital deficit was $120,675. There is significant risk to the survivability of the Company due to the fact that the Company has a significant working capital deficit and does not generate meaningful cash flow from its operations. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 13, 2020.

The Company may not be able to continue as a going concern. The report of our independent auditors for the years ended April 30, 2020 and 2019 raises substantial doubt as to our ability to continue as a going concern. Our independent auditors believe, based on our financial results as of April 30, 2020, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company will be lost.

Additionally, it is possible that the Company may face additional challenges in obtaining financing due to COVID-19’s effects on the general economy and the capital markets. If the Company is not able to obtain financing due to COVID-19 then it is highly likely it will be forced to cease operations and shut down its business, which would likely result in a complete loss of all capital invested in the Company.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement its business plan and impede the speed of its operations.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Treasure & Shipwreck Recovery Inc.

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Treasure & Shipwreck Recovery, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Treasure & Shipwreck Recovery, Inc.(the Company) as of April 30, 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2,the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2019.

Tampa, Florida

August 13, 2020

3001 N. Rocky Point Dr. East, Suite 200 ● Tampa, Florida 33607 ● 813.367-3527

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors,

Treasure & Shipwreck Recovery Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Treasure & Shipwreck Recovery Inc. (formerly known as Beliss Corp., the “Company”) as of April 30, 2019, the related statement of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ TAAD LLP

We have served as the Company’s auditor from 2018 to 2019

Diamond Bar, California

August 16, 2019

Treasure & Shipwreck Recovery Inc.

CONSOLIDATED BALANCE SHEETS

As of April 30, 2020 and 2019

	April 30, 2020	April 30, 2019
ASSETS
Current Assets
Cash	$6,678	$-
Total current assets	6,678	-

Other Assets
Fixed assets, net of depreciation	147,036	-
Trademarks	636,000	-
Security deposit	1,000	-

Total assets	$790,714	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accounts payable	$55,500	$1,899
Customer deposits	8,700	8,700
Short term loans	16,763	16,763
Related party convertible loan	46,390	17,790
Total current liabilities	127,353	45,152

Total Liabilities	127,353	45,152

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 7,396,502 and 5,035,000 shares issued and outstanding	7,397	5,035
Common stock to be issued	79,500	-
Additional paid in capital	1,257,553	38,665
Accumulated deficit	(681,089)	(88,852)
Total Stockholders’ Equity (Deficit)	663,361	(45,152)

Total Liabilities and Stockholders’ Equity (Deficit)	$790,714	$-

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2020 and 2019

	Year ended April 30, 2020	Year ended April 30, 2019
REVENUES	$-	$14,150
Cost of Revenues	-	-
Gross Profit	-	14,150

OPERATING EXPENSES
Professional Fees	142,301	13,735
Research and Development	120,000	-
Boat Expenses	110,586	-
Consulting and Accounting	106,000	8,523
General and Administrative Expenses	56,329	36,908
Labor	41,667	-
Depreciation	15,354	3,566
TOTAL OPERATING EXPENSES	592,237	62,732

NET LOSS FROM OPERATIONS	(592,237)	(48,582)

Provision for Income Tax	-	-

NET LOSS	$(592,237)	$(48,582)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.08)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,704,742	5,035,000

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended April 30, 2020 and 2019

	Common Stock		Common Stock to be	Additional Paid-in	Deficit	Total Stockholders’ Equity
	Shares	Amount	Issued	Capital	Accumulated	(Deficit)
Balance, April 30, 2018	5,035,000	$5,035	$-	$38,665	$(40,270)	$3,430

Net loss	-	-	-	-	(48,582)	(48,582)

Balance, April 30, 2019	5,035,000	5,035	-	38,665	(88,852)	(45,152)

Sale of stock	3,161,502	3,162	-	480,088	-	483,250
Stock compensation	100,000	100	62,500	16,900	-	79,500
Shares issued for purchase of assets	1,700,000	1,700	17,000	719,300	-	738,000
Share cancellation	(2,600,000)	(2,600)	-	2,600	-	-

Net loss	-	-	-	-	(592,237)	(592,237)

Balance, April 30, 2020	7,396,502	$7,397	$79,500	$1,257,553	$(681,089)	$663,361

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2020 and 2019

	Year ended April 30, 2020	Year ended April 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(592,237)	$(48,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,354	3,566
Stock compensation	79,500	-
Loss on disposal of fixed assets	-	17,720
Changes in operating assets and liabilities:
Prepaid expenses	-	950
Security deposit	(1,000)	-
Accounts payable	53,601	(6,601)
Customer deposits	-	1,700
CASH FLOWS USED IN OPERATING ACTIVITIES	(444,782)	(31,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(60,390)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(60,390)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in short term loans	-	6,200
Increase in related party convertible loan	28,600	17,790
Proceed from sales of common stock	483,250	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	511,850	23,990

NET INCREASE (DECREASE) IN CASH	6,678	(7,257)

Cash, beginning of period	-	7,257

Cash, end of period	$6,678	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Purchase of trademark and related graphics with 1,200,000 shares of common stock	$636,000	$-
Acquisition of www.flavorfullapps.com with 600,000 shares of common stock	102,000	-

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 and 2019

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Treasure & Shipwreck Recovery, Inc (“TSR” or the “Company”). was incorporated in the State of Nevada on October 24, 2016 as Beliss Corp. The Company changed its name to Treasure & Shipwreck Recovery Inc. on June 26, 2019.

TSR formed TSR Holdings, Inc., a wholly owned subsidiary, on August 22, 2019 as the Company’s operating vehicle to focus on the recovery of sunken treasure from historic shipwrecks. The Company was originally focused on the development of high impact internet marketing, search engine optimization (“SEO”) software and techniques, and the development of digital properties (collectively “Internet Marketing”).

On April 6, 2020, TSR formed TSR Media Group, Inc. (“TSR Media”), a wholly owned subsidiary, in order to develop various digital media properties. TSR Media is in the process of developing, through an outside app developer, a treasure search and salvage gaming app. TSR Media also entered into an agreement to purchase a domain called www.flavorfullapps.com and approximately 60 food related apps that are currently listed on Amazon.com, Blackberry World and Google Play.

Note 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 13, 2020. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At April 30, 2020, the Company had a net working capital deficit of $120,675. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Covid-19 Disclosure

The Company’s operations may be adversely affected by the ongoing outbreak of the coronavirus disease 2019 (“COVID-19”) which was declared a pandemic by the World Health Organization (“WHO”) in March 2020. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on TSR’s financial position, operations and cash flows.

Additionally, it is possible that the Company may face additional challenges in obtaining financing due to COVID-19’s effects on the general economy and the capital markets. If the Company is not able to obtain financing due to COVID-19, then it is highly likely that it will be forced to cease operations. The impact on smaller companies such as TSR of having to cease operations due to the effects of COVID-19 would likely result in the Company not being able to survive and would cause a complete loss of all capital invested in the Company.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies of TSR is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements. The Company’s year-end is April 30.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of TSR Holdings, Inc. and TSR Media, which are wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the years ended April 30, 2020 and 2019 include useful life of property and equipment, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. The Company had $6,678 of cash as of April 30, 2020 and $0 as of April 30, 2019.

Treasure & Shipwreck Recovery Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 and 2019

There were no cash equivalents at April 30, 2020 and 2019. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of April 30, 2020, the Company had $0 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $120,000 and $0 for the years ended April 30, 2020 and 2019, respectively.

Revenue Recognition

Effective May 1, 2018, the Company adopted the guidance of ASC 606, Revenue from contracts with customers. The implementation of ASC 606 did not have a material impact on the Company’s financial statements as the Company previously recognized revenue when the performance obligation for customers had been satisfied. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; and d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. The Company’s previous revenue was derived from providing high impact internet marketing to Internet based businesses and small businesses seeking to create websites and provide better search engine optimization (“SEO”) software and techniques to small Internet based businesses and people seeking to create websites.

The new revenue recognition standard has not had an impact on the Company since the Company has not generated any revenues during the year ended April 30, 2020.

For the Company’s service contracts, the services provided are considered to be one single performance obligation. Revenue and expenses are recognized as services are rendered. The average period for satisfying the performance obligation is three months. We have analyzed all of our contracts and can confirm that all the requirements are considered in these contracts:

1) The contracts with customers were identified;

2) The performance obligation was the creation of a website and the provision of SEO-optimization and other services for this site;

3) The transaction price was determined;

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

Basic Loss per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board (FASB) ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of April 30, 2020 and 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, short term loans, and the Company’s related party loan from a shareholder approximate their fair values because of the short maturity of these instruments.

Fixed Assets

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Gains and losses upon disposition are reflected in the consolidated statements of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. Currently the Company’s only assets are a diving vessel and a magnetometer which were both purchased in fiscal year 2020 and are being depreciated over ten and three year useful lives, respectively.

Treasure & Shipwreck Recovery Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 and 2019

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, we use market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. We did not recognize impairment on its long-lived assets during the years ended April 30, 2020 or 2019. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our existing intangible assets consist solely of a website and related software applications.

Stock Based Compensation to Employees and Service Providers

We recognize all share-based payments to employees and service providers, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or immediately if the share-based payments vest immediately.

Customer Deposits

Customer deposits discloses an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of April 30, 2020 and 2019.

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

Recent Accounting Pronouncements

All other recent accounting pronouncements issued by the Financial Accounting Standards Board, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Treasure & Shipwreck Recovery Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 and 2019

Note 4 – FIXED ASSETS

Fixed assets at April 30, 2020 and 2019 are summarized below:

Fixed Assets	April 30, 2020	April 30, 2019
App	$102,000	$-
Diving Vessel	36,390	-
Magnetometer	24,000	-
Accumulated Depreciation	(15,354)	-
Fixed Assets, Net	$147,036	$-

Depreciation expense was $15,354 and $3,566 for the years ended April 30, 2020 and 2019, respectively. Depreciation expense for the year ended April 30, 2020 are related to the diving vessel, the magnetometer, and the app. Depreciation expense for the year ended April 30, 2019 was for furniture and office equipment that the Company wrote down to a balance of $0 at April 30, 2019.

TSR Media entered into an App Company and App Purchase agreement with an individual on February 12, 2020 to purchase a website, www.flavorfullapps.com as well as 50 related recipe and cooking apps. Under the original terms of the agreement TSR agreed to pay the individual 300,000 shares of restricted common stock. The agreement was amended on April 26, 2020 to increase the shares amount paid for the website and apps to 600,000 shares of restricted common stock, reflecting the current market value of TSR’s share price as well as additional consideration for the individual assisting with redoing the website and consulting for new apps. The purchase of the website and associated apps was valued at $102,000 based on fair value of TSR’s shares on the date of the amended purchase agreement.

Note 5 – PURCHASE OF TRADEMARK, GRAPHICS, RELATED MEDIA AND PRODUCT MATERIALS

The Company entered into a Trademark and Usage Purchase Agreement with Galleon Quest, LLC (“GQ”), a privately held limited liability company, on March 5, 2020.

Under the terms of the Trademark and Usage Purchase Agreement, the Company agreed to issue 1,200,000 shares of its restricted common stock to GQ in exchange for the acquisition of a registered trademark and all other developed graphics, including for gaming, web site and all other material for television, multimedia, gaming, food and products such as beverages, and all other issues. In addition, the Company agreed that GQ shall retain the right to ten percent of the gaming rights and five percent of the television media revenue, which shall be for rights of the gaming name rights, as used in all app, online or other gaming as owned by TSR and any television related media. All shares issued by both parties under the agreement have all rights and entitlements as the common stock of every other shareholder of such share class.

The purchase of the trademark and related graphics and materials was valued at $636,000 based on fair value of TSR’s shares on the date of the Trademark and Usage Purchase Agreement.

Note 6 – NOTES PAYABLE

Related Party Convertible Loan

As of April 30, 2020, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $46,390 as of April 30, 2020, and $17,790 as of April 30, 2019.

Treasure & Shipwreck Recovery Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 and 2019

Short Term Loans

As of April 30, 2020 and 2019, the Company had loans totaling $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand.

Note 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock, $0.001 par value per share.

Common Stock Issuances

During the year ended April 30, 2020, the Company issued or was to issue the following shares of restricted common stock:

-	3,161,502 shares under subscription agreements for total proceeds of $483,250.

-	100,000 restricted shares of common stock valued at $17,000 were issued to a consultant for work related to website development, Internet hosting and related development and programming work. The Company determined the fair value of the shares issued using the stock price on date of grant or issuance. Compensation expense is recognized as the services are provided to the Company. For the year ended April 30, 2020, the $17,000 stock compensation for expense was included in General and administrative expenses.

-	250,000 shares remaining to be issued at April 30, 2020 under an agreement with an individual who agreed to perform services as TSR’s interim CEO.

-	A total of 1,700,000 shares issued for purchase of assets. 1,200,000 shares of the Company’s restricted common stock were issued under a Trademark and Usage Purchase Agreement dated March 5, 2020, See Note 5 Purchase of Trademark, Graphics, Related Media and Product Materials. 500,000 shares of the Company’s restricted common stock were issued for the development of a treasure related gaming app, see Note 4 Fixed Assets, with 100.000 shares remaining to be issued.

-	2,600,000 shares of common stock were returned and cancelled. The shares were owned by one of the principals involved in the Southern Amusement transaction which was unwound and were originally acquired in a private transaction. There was no consideration paid for these shares.

During the year ended April 30, 2019, the Company issued the following shares of restricted common stock:

-	6,071,429 shares issued to two individuals in relation to the transaction involving the acquisition of Southern Amusement. Effective April 28, 2019, such transaction was cancelled and such shares changed control to Mr. Craig A. Huffman, the Escrow Agent and Counsel for the Company for later transaction, via agreement. The shares continued under Mr. Brammers name on book form with the transfer agent, but all rights to such shares were surrendered by Mr. Brammer. In order to purchase the control of Southern Amusement, an additional 571,429 shares of restricted common stock were issued to Vicki Ferrell who was part owner of Southern Amusement for the Company to receive her shares. At the cancellation of the transaction, those shares were also under the control of Craig A. Huffman for cancellation as required in the immediate future upon direction of the board of directors.

The Company did not have any other classes of stock issued or outstanding as of April 30, 2020 and 2019. The Company did not have any warrants or options outstanding as of April 30, 2020 and 2019.

Treasure & Shipwreck Recovery Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 and 2019

Note 8 – COMMITMENTS AND CONTINGENCIES

Treasure Game App Development and Ownership Memorandum of Understanding and Agreement

On February 10, 2020, TSR Media entered into an agreement with a game app developer to develop a gaming app based on treasure search and salvage. The gaming developer agreed to provide programmers and developers to complete the game. Under the terms of the agreement TSR Media agreed to pay the gaming developer a total fee of $240,000. TSR Media also agreed that the developer would receive thirty percent of the profits from the game with profits being defined as revenues calculated after distribution platforms receive their portion of gross sales and costs paid for game hosting services. TSR Media and the app developer agreed that the game will be developed for a final product within four to six months, with a launch goal in the year 2020. TSR Media and the app developer agreed that they will pay a continuing development fee to expand, improve and upgrade the game. If the game does not generate sufficient revenues to cover the continuing development fees then the continuing fees will not be paid and they may be postponed or canceled by TSR Media. As of April 30, 2020, the Company has recorded $120,000 of expense, which is included within research and development in the consolidated statements of operations. Of this amount, $42,500 is still due at April 30, 2020 and is included within accounts payable on the consolidated balance sheets. Additional TSR has agreed to pay a fee of 5% of TSR’s net profits from the app to a third party who assisted in bringing the app developer and TSR together for the purposes of developing the treasure gaming app.

Trademark and Usage Purchase Agreement Gaming and Media Rights Payments

TSR entered into a Trademark and Usage Purchase Agreement on March 5, 2020, see Note 5 Purchase of Trademark, Graphics, Related Media and Product Materials. Under the terms of the agreement TSR is obligated to pay ten percent of the gaming rights and five percent of television media revenue, which shall be for rights of the gaming name rights, as used in all such app, online or other gaming as owned by TSR and any television related media.

Interim Chief Executive Officer Engagement Agreement

On March 1, 2020, TSR entered into an agreement with a limited liability company to designate one of its members to provide services to the Company as an interim CEO. The term of the agreement is for six months. Under the terms of the agreement, the interim CEO shall receive a five percent bonus of investment paid when the Company receives funding, be responsible for the technical and intellectual property development of the gaming side of the businesses, including overseeing the gaming production, values, and marketing partners, be responsible for overseeing the proposed television or multimedia production of a reality television series pilot, potential series production, agreements and other matters as related, actively engage as required for all necessary funding presentations, gaming presentations, television and multi-media presentations and all other necessary public or publicized appearances, act as a conduit for any necessary technology applications for sea search and recovery and advise on presented or available technologies for the sea research, finding and recovery side of the Company, and review of necessary matters as determined by the Board of Directors and the Chairman.

TSR agreed to pay the limited liability company $10,000 per month and if the game and/or television component creates enough additional revenue for the Company in profit within the first eighteen months to equal such compensation at 5% as achieved by the Company, then such compensation shall be increased up to that amount or up to twice the monthly amount of compensation, whichever is greater.

TSR additionally agreed to grant to the limited liability company common stock of TSR as follows:

1)	250,000 shares of common stock of TSR on execution of this agreement, however, if this agreement is terminated for any reason other than termination with cause by the Company, change in control of the Company or death during the six months the limited liability company shall return to the Company the shares of common stock on a pro rata basis for every month not completed by the limited liability company.
2)	An additional 250,000 shares of common stock of TSR, will be issued and vested upon the fielding of the game envisioned and contracted with the third party app developer, and for marketing with game roll out within six months of the date of this agreement, or any extension granted there under.
3)	In year two and three of such agreement, if applicable, the limited liability company shall be granted an additional 250,000 shares of common stock of TSR upon the anniversary of this Agreement.
4)	Additional compensation for game production and revenues, television or multi-media performance, and other indicators shall be considered liberally for success of the Company in revenue, including if within two months of game deployment and success, the amount of 100,000 common shares for each the game and the television pilot, if it leads to a sale or marketing of such pilot.
5)	Additional compensation for matters as decided by the compensation part of the Board.
6)	An additional amount of shares equal to 5% of such required game monies needed and raised through the Interim CEO for game development and an additional amount of shares at market value on each level of money raised for such game and marketing, if limited liability company is directly involved in such gaming development.
7)	If the limited liability company is involved, past one year, of the creation of the game then the limited liability company shall have a one percent game revenue that will exist for three years from game release.

Treasure & Shipwreck Recovery Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 and 2019

Note 9 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at April 30, 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2020. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at April 30, 2020 was $143,029. The net change in valuation allowance during the year ended April 30, 2020 was $124,370. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2020 and 2019.  All tax years since inception remains open for examination only by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2020 and 2019:

	For the Year Ended	For the Year Ended
	April 30, 2020	April 30, 2019

Income tax at federal statutory rate	21.00%	21.00%
Valuation allowance	(21.00)%	(21.00)%
Income tax expense	-	-

The Company has a net operating loss carryforward for tax purposes totaling $681,089 at April 30, 2020, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2020	As of April 30, 2019
Non-current deferred tax assets:
Net operating loss carryforward	$681,089	$88,852
Tax rate	21%	21%
Deferred tax asset	143,029	18,659
Valuation allowance	(143,029)	(18,659)
Net deferred tax assets	$-	$-

The Company is currently in the process of gathering the information necessary for filing tax returns for past years, due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years

Note 10 – SUBSEQUENT EVENTS

Subsequent to April 30, 2020 the Company:

(i)	The Company’s Board authorized the creation of Series A preferred shares with 100 Series A shares authorized to be issued and entered into agreements to issue 50 shares of the Series A preferred shares in exchange for $200,000 in proceeds.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures.

(a) Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Responsibility for Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s controls over financial reporting are designed under the supervision of the Company’s President and Principal Financial Officer to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of April 30, 2020. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of April 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer/Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The Company has limited resources and as a result, a material weakness in financial reporting currently exists, because of our limited resources and personnel, including those described below.

*	The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

*	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

*	We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is managements view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company’s limited resources and personnel.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of April 30, 2020, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

*	Assessing the current duties of existing personnel and consultants, assigning additional duties to existing personnel and consultants, and, in a cost effective manner, potentially hiring additional personnel to assist with the preparation of the Company’s financial statements to allow for proper segregation of duties, as well as additional resources for control documentation.

*	Assessing the duties of the existing officers of the Company and, in a cost effective manner, possibly promote or hire additional personnel to diversify duties and responsibilities of such executive officers.

*	Board to review and make recommendations to shareholders concerning the composition of the Board of Directors, with particular focus on issues of independence. The Board of Directors will consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members.

*	Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control Integrated Framework issued by Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (as revised).

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended April 30, 2020.

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

The name, age and position of the company officer and director is set forth below:

Name	Age	Position	Since
Craig A. Huffman	54	President, Treasurer, Chief Financial Officer and Director of the Company	April 28, 2019
Blake G. McMahan	47	Interim Chief Executive Officer	March 1, 2020

Craig A. Huffman has held the offices/positions since the resignation of the prior CEO and Director of the Company, and he is expected to hold said offices/positions until the next annual meeting of the shareholders.

Background Information about The Company’s Officer and Directors

President, Chief Financial Officer and Director - Craig A. Huffman

Mr. Huffman has over eleven years of experience in the treasure industry representing numerous treasure recovery companies, including working on permitting, and admiralty claims. He has teamed with Dr. Lee Spence to create TSR. His background includes being a Deputy Sheriff for 5 years, 20 years as an Army Reserve Officer, and 21 years as an attorney. He has acted as counsel to over 50 public companies and large-scale investors. Craig has been a public company CEO two times before for SEC fully reporting companies, besides being a director for numerous companies. He has over 100 jury trials in complex narcotics, conspiracy, white-collar area, international contracts, and numerous securities cases, he has also authored over 50 appeals. Mr. Huffman has appeared in courts around the country, and recently argued before the Nevada Supreme Court. Mr. Huffman received his B.A. from the University of Tampa with three majors in History, Political Science and Military Science, and his J.D. from Stetson University College of Law (cum laude). Craig has attended four major Army Officer Courses as a Field Artillery Officer and JAG officer, as well as numerous law enforcement training academies and courses, including hostage negotiation, sex crimes, and numerous others.

Interim Chief Executive Officer - Blake McMahan

Mr. McMahan has over twenty-five years of global leadership, executive level business development, and strategic management experience with a driving passion for leading the development and evolution of innovative and emerging technologies.

His areas of expertise include marketing, strategic sales and planning, business planning and strategy, advisory economic development, public and media relations, and community and customer relations management. Bringing in over $100 million in total sales generated thru startup and enterprise environments.

Mr. McMahan has a bachelors degree in Economics and Finance from Bentley University and a Masters of Science, Management-MS Marketing from Hult International Business School.

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officer paid by us during the years ended April 30, 2020 and 2019, in all capacities for the accounts of our executives, including the current Interim Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensations ($)	Totals ($)
Ajay Rajendran, Former President, Chief Executive Officer, Treasurer, and Director	2018-Jan. 26, 2019	0	0	0	0	0	0	0	0

Craig A. Huffman, Chairman of the Board of Directors, President, Chief Financial Officer Treasurer and Director	April 28, 2019- April 30.2020	0	0	0	0	0	0	35,000	0

Blake McMahan, Chairman of the Board of Directors, President, Chief Financial Officer Treasurer and Director	March 1, 2020 to April 30, 2020	0	0	0	0	0	0	12,500	0

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2020.

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

Security Holders Recommendations to Board of Directors

The Company welcomes comments and questions from the shareholders. Shareholders can direct communications to the Chairman of the Board of Directors and President, Craig A. Huffman, at our executive offices. However, while the Company appreciates all comments from shareholders, it may not be able to individually respond to all communications. Management attempts to address shareholder questions and concerns in press releases and documents filed with the SEC so that all shareholders have access to information about the Company at the same time. Craig A. Huffman collects and evaluates all shareholder communications. All communications addressed to the Board of Directors and executive officers will be reviewed by Craig A. Huffman, unless the communication is clearly frivolous.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our capital stock as of the date hereof by (i) each person whom we know to beneficially own more than five percent (5%) of any class of our common stock, (ii) each of our directors, (iii) each of the executive officers and (iv) all our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned.

Our total authorized capital stock consists of 75,000,000 shares of common stock, $0.001 par value per share. As of August 4, 2020, there were 7,396,502 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of August 4, 2020.

	Shares of	Percentage of
	common stock	common shares
	beneficially owned	beneficially owned [2]
Name and Address of Beneficial Owners [1]
Battle Holdings, LLC	1,339,667	18.11%
Galleon Ventures, LLC	1,200,000	16.22%
Donald M. Beavers	500,000	6.76%
BUA, LLC	490,000	6.62%
Peck & Gross, LLC	489,050	6.61%
Carran Schneider	465,000	6.29%
Hela Schneider	465,000	6.29%
All beneficial holders as group (7 persons or entities)	4,948,717	66.91%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Treasure & Shipwreck Recovery, Inc., 13046 Racetrack Road, #234, Tampa, Florida 33626.

(2)	Percentages are based on 7,396,502 shares of common stock issued and outstanding at August 4, 2020.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of April 30, 2020, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the director was $46,390 as of April 30, 2020.

The Company entered into an agreement on March 1, 2020 with Blake G. McMahan to be its Interim CEO, See Note 8 above, “Commitments and Contingencies.”

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

●      (B) any nominee for election as one of the Company’s direction

●      (C) any person who is known by the Company to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to the Company’s Common Stock, or

●      (D) any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A),(B) or (C) above.

There are not currently any conflicts of interest by or among the Company’s current officer, director, key employee or advisors. The Company has not yet formulated a policy for handling conflicts of interest, if any arise; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

Item 14. Principal Accountant Fees and Services

Per the Company’s 8-K Filing with the Securities and Exchange Commission on November 20, 2019, TSR’s Board of Directors dismissed TAAD LLP (“TAAD”) as its independent registered public accounting firm. TAAD audited the Company’s financial statements for the years ended April 30, 2018 and April 30, 2019. On November 16, 2019, the TSR’s Board of Directors approved the engagement of Accell Audit & Compliance, P.A (“Accell”) as its independent registered public accounting firm for the fiscal year ended April 30, 2020.

During the fiscal year ended April 30, 2020, we incurred approximately $18,800 in fees to our principal independent accountants for professional services rendered for the audit and review of our consolidated financial statements.

During fiscal year ended April 30, 2019, we incurred approximately $8,523 in fees to our principal independent accountants for professional services professional services rendered for the audit and review of our consolidated financial statements.

 Tax Fees

For the years ended April 30, 2020 and 2019, the Company paid $0 in fees for professional services rendered related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended April 30, 2020 and 2019.

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

Treasure & Shipwreck Recovery, Inc.

Date: August 13, 2020	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: August 13, 2020	By:	/s/ Blake McMahan
Blake McMahan Interim Chief Executive Officer