Form 10-Q
period 2020-07-31
Treasure & Shipwreck Recovery, Inc.
filed 2020-09-14
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 7,754,836 common shares issued and outstanding as of September 9, 2020.

Treasure & Shipwreck Recovery, Inc.
QUARTERLY REPORT ON FORM 10-Q
Table of Contents

PART I - FINANCIAL INFORMATION

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

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 31, 2020 and April 30, 2020

	July 31, 2020 (Unaudited)	April 30, 2020
ASSETS
Current Assets
Cash	$99,285	$6,678
Total current assets	99,285	6,678

Fixed Assets
Fixed assets, net of depreciation	134,904	147,036
Total fixed assets	134,904	147,036

Other Assets
Trademark	636,000	636,000
Security deposit	1,000	1,000
Total other assets	637,000	637,000

Total Assets	$871,189	$790,714

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$40,500	$55,500
Customer deposits	8,700	8,700
Short term loans	16,763	16,763
Related party convertible loan	46,390	46,390
Total current liabilities	112,353	127,353

Total Liabilities	112,353	127,353

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock, $0.001 par value; 100 shares authorized, 51 and 0 shares issued and outstanding at July 31, 2020 and April 30, 2020, respectively	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 7,396,502 shares issued and outstanding	7,397	7,397
Common stock to be issued	173,250	79,500
Additional paid in capital	1,460,008	1,257,553
Accumulated deficit	(881,819)	(681,089)
Total Stockholders’ Equity	758,836	663,361

Total Liabilities and Stockholders’ Equity	$871,189	$790,714

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended July 31, 2020 and 2019
(Unaudited)

	Three months ended July 31, 2020 (Unaudited)	Three months ended July 31, 2019 (Unaudited)
REVENUES	$-	$-
Cost of revenues	-	-
Gross profit	-	-

OPERATING EXPENSES
Consulting and accounting	98,250	-
Professional fees	53,869	-
Boat expenses	20,261	-
General and administrative expenses	16,218	2,500
Depreciation	12,132	-
TOTAL OPERATING EXPENSES	200,730	2,500

NET LOSS FROM OPERATIONS	(200,730)	(2,500)

Provision for income tax	-	-

NET LOSS	$(200,730)	$(2,500)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,754,836	5,035,000

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO STOCKHOLDERS’ EQUITY (DEFICIT)
Three months ended July 31, 2020 and 2019
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, April 30, 2019	-	$-	5,035,000	$5,035	$-	$38,665	$(88,852)	$(45,152)

Net loss	-	-	-	-	-	-	(2,500)	(2,500)

Balance, July 31, 2019	-	$-	5,035,000	$5,035	$-	$38,665	$(91,352)	$(47,652)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, April 30, 2020	-	$-	7,396,502	$7,397	$79,500	$1,257,553	$(681,089)	$663,361

Issuance of preferred shares	51	-	-	-	-	202,455	-	202,455

Stock compensation	-	-	-	-	93,750	-	-	93,750

Net loss	-	-	-	-	-	-	(200,730)	(200,730)

Balance, July 31, 2020	51	$-	7,396,502	$7,397	$173,250	$1,460,008	$(881,819)	$758,836

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended July 31, 2020 and 2019

	Three months ended July 31, 2020 (Unaudited)	Three months ended July 31, 2019 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(200,730)	$(2,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,132	-
Stock compensation	93,750	-
Changes in operating assets and liabilities:
Accounts payable	(15,000)	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(109,848)	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in related party convertible loan	-	2,500
Proceed from sales of preferred stock	202,455	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	202,455	2,500

NET INCREASE (DECREASE) IN CASH	92,607	-

Cash, beginning of period	6,678	-

Cash, end of period	$99,285	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2020

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

Note 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from September 14, 2020. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At July 31, 2020, the Company had a net working capital deficit of $13,068. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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
July 31, 2020

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended April 30, 2020. The results of the three months ended July 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending April 30, 2021.

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

There were no cash equivalents at July 31, 2020 and April 30, 2020. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2020, the Company had $0 in excess of the FDIC insured limit.

Treasure & Shipwreck Recovery, Inc.
NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2020

Revenue Recognition

Effective May 1, 2018 (fiscal year ended April 30, 2019), the Company adopted the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from contracts with customers. The implementation of ASC 606 did not have a material impact on the Company’s financial statements as the Company previously recognized revenue when the performance obligation for customers had been satisfied. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer Step 2: Identify the performance obligations in the contract Step 3: Determine the transaction price Step 4: Allocate the transaction price to the performance obligations in the contract Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; and d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. The Company’s previous revenue was derived from providing high impact internet marketing to Internet based businesses and small businesses seeking to create websites and provide better search engine optimization (“SEO”) software and techniques to small Internet based businesses and people seeking to create websites.

The new revenue recognition standard has not had an impact on the Company since the Company has not generated any revenues during the three month period ended July 31, 2020.

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

Basic Loss per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board (FASB) ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of July 31, 2020 and 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

Treasure & Shipwreck Recovery, Inc.
NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
July 31, 2020

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, short term loans, and the Company’s related party loan from a shareholder approximate their fair values because of the short maturity of these instruments.

Fixed Assets

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Gains and losses upon disposition are reflected in the consolidated statements of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. Currently the Company’s only assets are a diving vessel, a magnetometer, and website and apps and are being depreciated over three to twelve year useful lives.

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company has not recognized impairment on its long-lived assets as of July 31, 2020. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our existing intangible assets consists solely of trademarks.

Stock Based Compensation to Employees and Service Providers

The Company recognizes all share-based payments to employees and service providers, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or immediately if the share-based payments vest immediately.

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

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2020

Note 4 – FIXED ASSETS

Fixed assets are summarized below:

Fixed Assets	July 31, 2020	April 30, 2020
App	$102,000	$102,000
Diving Vessel	36,390	36,390
Magnetometer	24,000	24,000
Accumulated Depreciation	(27,486)	(15,354)
Fixed Assets, Net	$134,904	$147,036

Depreciation expense was $12,132 and $0 for the three months ended July 31, 2020 and 2019, respectively.

TSR Media entered into an App Company and App Purchase agreement with an individual on February 12, 2020 to purchase a website, www.flavorfullapps.com as well as 50 related recipe and cooking apps. Under the original terms of the agreement TSR agreed to pay the individual 300,000 shares of restricted common stock. The agreement was amended on April 26, 2020 to increase the share amount paid for the website and apps to 600,000 shares of restricted common stock, reflecting the current market value of TSR’s share price as well as additional consideration for the individual assisting with redoing the website and consulting for new apps. The purchase of the website and associated apps was valued at $102,000 based on the fair value of TSR’s shares on the date of the amended purchase agreement.

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

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2020

Note 6 – NOTES PAYABLE

Related Party Convertible Loan

An officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $46,390 as of July 31, 2020 and April 30, 2020.

Short Term Loans

As of July 31, 2020, the Company had loans totaling $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand.

Note 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock, $0.001 par value per share.

Common Stock Issuances

The Company is in the process of cancelling the shares issued to an individual from the cancelled Southern Amusement transaction. All such shares are held in escrow for cancellation under our Counsel and President.

Preferred Shares

On May 1, 2020, the Board of Directors of TSR designated 2,000,000 shares of the total 75,00,000 shares authorized to be designated as Preferred Class Shares, with such class to be designated by class and preferences by the Board of Directors. On the same day the Company’s Board authorized the creation of 100 Series A preferred shares.

Series A Preferred Stock

The Series A Preferred Share will exist in one hundred (100) Preferred A Shares authorized, maximum. Each Series A Preferred Share will cost $4,000, with a three share minimum purchase ($12,000) to accredited investors only in a Preferred Class A Share Agreement. Each Series A Preferred share gets .2% of TSR Game Net Profit, after deductions for costs and other distributions below. Each Series A Preferred Share will continue to exist, unless the game app is sold to another entity, at which time the Series A Preferred Shareholders will receive their same percentage of the TSR net sales proceeds price. All hosting and sales platforms costs, developer costs, marketing and advertising costs, game improvement costs, costs of hosting on servers either internally or outside the company, store costs such and all other sources of cost are excluded from any net that a designer would receive for game build out and maintaining the game, advertising and marketing, which shall be fees excluded from all gross revenues before revenue and profit for TSR. TSR has or will have partnerships with game developers which may gain a percent of the revenue for the game which may deduct from the TSR portion, and the Preferred A Shareholders’ revenue. The Series A Preferred Shares have no voting rights, and no rights to ordinary dividends that other shares classes may receive, the Preferred Series A Shares shall each share will entitled to such revenue rights only as stated above. The Series A Preferred Shares are not convertible into any other shares of the Company’s stock. Such shares shall be transferable with consent of the Company.

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2020

During the three month period ended July 31, 2020, the Company issued 51 shares of Series A preferred shares for total proceeds of $202,455.

Note 8 – COMMITMENTS AND CONTINGENCIES

Treasure Game App Development and Ownership Memorandum of Understanding and Agreement

On February 10, 2020, TSR Media entered into an agreement with a game app developer to develop a gaming app based on treasure search and salvage. The gaming developer agreed to provide programmers and developers to complete the game. Under the terms of the agreement TSR Media agreed to pay the gaming developer a total fee of $240,000. TSR Media also agreed that the developer would receive thirty percent of the profits from the game with profits being defined as revenues calculated after distribution platforms receive their portion of gross sales and costs paid for game hosting services. TSR Media and the app developer agreed that the game will be developed for a final product within four to six months, with a launch goal in the year 2020. TSR Media and the app developer agreed that they will pay a continuing development fee to expand, improve and upgrade the game. If the game does not generate sufficient revenues to cover the continuing development fees then the continuing fees will not be paid and they may be postponed or canceled by TSR Media. For the year ended April 30, 2020, the Company recorded $120,000 of expense. Of this amount, $32,500 is still due at July 31, 2020 and is included within accounts payable on the condensed consolidated balance sheets. Additionally, TSR has agreed to pay a fee of 5% of TSR’s net profits from the app to a third party who assisted in bringing the app developer and TSR together for the purposes of developing the treasure gaming app.

Trademark and Usage Purchase Agreement Gaming and Media Rights Payments

TSR entered into a Trademark and Usage Purchase Agreement on March 5, 2020, see Note 5. Under the terms of the agreement TSR is obligated to pay ten percent of the gaming rights and five percent of television media revenue, which shall be for rights of the gaming name rights, as used in all such app, online or other gaming as owned by TSR and any television related media.

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

July 31, 2020

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Description of Business

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

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from September 14, 2020.

Summary of Three Months Ended July 31, 2020 and 2019 Results of Operations

For the three month period ended July 31, 2020 the Company incurred net losses of $200,730. The Company incurred consulting and accounting expense of $98,250, professional fees of $53,869, boat expense of $20,261, general and administrative expense of $16,218, and depreciation expense of $12,132.

For the three month period ended July 31, 2019 the Company incurred net losses of $2,500. This was attributable to professional fees of $2,500.

The increase in operating expenses for the three months ended January 31, 2020 is attributable to the start of our treasure recovery business.

Liquidity and capital resources

As at July 31, 2020, our total assets were $871,189.

As at July 31, 2020, our current liabilities were $112,353 and Stockholders’ equity was $758,836.

As of July 31, 2020 we had a working capital deficit of $13,068.

A significant financial challenge and risk facing the Company is a lack of liquidity. The Company continued to operate with a working capital deficit during the period ended July 31, 2020. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations.

Cash flows from operating activities

For the three months ended July 31, 2020 net cash flows used in operating activities was $109,848.

Cash flows from investing activities

For the three months ended July 31, 2020 we have used no cash in investing activities.

Cash flows from financing activities

For the three months ended July 31, 2020 we have generated $202,455 in cash flows from financing activities.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of July 31, 2020. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of July 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of July 31, 2020, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the three month period ended July 31, 2020.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently involved in any litigation nor is it aware of any pending or threatened litigation against us.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended July 31, 2020 the Company issued 51 shares of preferred stock for total proceeds of $202,455.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

Treasure & Shipwreck Recovery, Inc.

Date: September 14, 2020	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: September 14, 2020	By:	/s/ Blake McMahan
Blake McMahan Interim Chief Executive Officer