Form 10-Q
period 2020-10-31
Treasure & Shipwreck Recovery, Inc.
filed 2020-12-16
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 7,396,502 common shares issued and outstanding as of December 15, 2020.

Treasure & Shipwreck Recovery, Inc.

QUARTERLY REPORT ON FORM 10-Q

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

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for a complete financial statement presentation.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2020 and April 30, 2020

	October 31, 2020 (Unaudited)	April 30, 2020
ASSETS
Current Assets
Cash	$18,095	$6,678
Total current assets	18,095	6,678

Fixed Assets
Fixed assets, net of depreciation	122,771	147,036
Total fixed assets	122,771	147,036

Other Assets
Trademark	636,000	636,000
Security deposit	1,000	1,000
Total other assets	637,000	637,000

Total Assets	$777,866	$790,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$-	$55,500
Customer deposits	8,700	8,700
Short term loans	16,763	16,763
Related party convertible loan	46,390	46,390
Total current liabilities	71,853	127,353

Total Liabilities	71,853	127,353

Commitments and Contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.001 par value; 100 shares authorized, 51 and 0 shares issued and outstanding at October 31, 2020 and April 30, 2020, respectively	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 7,396,502 shares issued and outstanding	7,397	7,397
Common stock to be issued	212,500	79,500
Additional paid in capital	1,460,008	1,257,553
Accumulated deficit	(973,892)	(681,089)
Total Stockholders’ Equity	706,013	663,361

Total Liabilities and Stockholders’ Equity	$777,866	$790,714

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 Three and six months ended October 31, 2020 and 2019

(Unaudited)

	Three months ended October 31, 2020 (Unaudited)	Three months ended October 31, 2019 (Unaudited)	Six months ended October 31, 2020 (Unaudited)	Six months ended October 31, 2019 (Unaudited)
REVENUES	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES
Professional fees	17,112	19,152	70,981	21,651
Boat expenses	14,249	51,626	34,511	51,626
Consulting and accounting	95,926	13,300	194,176	13,300
General and administrative expenses	35,153	2,040	51,370	2,039
Labor	-	31,248	-	31,250
Depreciation	12,133	2,422	24,265	2,422
TOTAL OPERATING EXPENSES	174,573	119,788	375,303	122,288

NET LOSS FROM OPERATIONS	(174,573)	(119,788)	(375,303)	(122,288)

Other Income	82,500	-	82,500	-

NET LOSS BEFORE INCOME TAX	(92,073)	(119,788)	(292,803)	(122,288)

Provision for income tax	-	-	-	-

NET LOSS	$(92,073)	$(119,788)	$(292,803)	$(122,288)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,396,502	5,471,834	7,396,502	5,253,417

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO STOCKHOLDERS’ EQUITY (DEFICIT)

Three and six months ended October 31, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, April 30, 2019	-	$-	5,035,000	$5,035	$-	$38,665	$(88,852)	$(45,152)

Net loss	-	-	-	-	-	-	(2,500)	(2,500)

Balance, July 31, 2019	-	-	5,035,000	5,035	-	38,665	(91,352)	(47,652)

Sale of Stock	-	-	456,002	456	-	148,044	-	148,500

Net loss	-	-	-	-	-	-	(119,788)	(119,788)

Balance, October 31, 2019	-	$-	5,491,002	$5,491	$-	$186,709	$(211,140)	$(18,940)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance, April 30, 2020	-	$-	7,396,502	$7,397	$79,500	$1,257,553	$(681,089)	$663,361

Issuance of preferred shares	51	-	-	-	-	202,455	-	202,455

Stock compensation	-	-	-	-	93,750	-	-	93,750

Net loss	-	-	-	-	-	-	(200,730)	(200,730)

Balance, July 31, 2020	51	-	7,396,502	7,397	173,250	1,460,008	(881,819)	758,836

Stock compensation	-	-	-	-	39,250	-	-	39,250

Net loss	-	-	-	-	-	-	(92,073)	(92,073)

Balance, October 31, 2020	51	$-	7,396,502	$7,397	$212,500	$1,460,008	$(973,892)	$(706,013)

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended October 31, 2020 and 2019

	Six months ended October 31, 2020 (Unaudited)	Six months ended October 31, 2019 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(292,803)	$(122,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,265	2,422
Stock compensation	133,000	-
Changes in operating assets and liabilities:
Accounts payable	(55,500)	(1,899)
CASH FLOWS USED IN OPERATING ACTIVITIES	(191,038)	(121,765)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(60,390)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(60,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	148,500
Increase in related party convertible loan	-	38,600
Proceed from sales of preferred stock	202,455	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	202,455	187,100

NET INCREASE (DECREASE) IN CASH	11,417	4,945

Cash, beginning of period	6,678	-

Cash, end of period	$18,095	$4,945

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

October 31, 2020

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

Note 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from December 14, 2020. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At October 31, 2020, the Company had a net working capital deficit of $53,758. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended April 30, 2020. The results of the six months ended October 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year ending April 30, 2021.

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

There were no cash equivalents at October 31, 2020 and April 30, 2020. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of October 31, 2020, the Company had $0 in excess of the FDIC insured limit.

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

The new revenue recognition standard has not had an impact on the Company since the Company has not generated any revenues during the six month period ended October 31, 2020.

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

Basic Loss per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board (FASB) ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of October 31, 2020 and 2019, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – FIXED ASSETS

Fixed assets are summarized below:

Fixed Assets	October 31, 2020	April 30, 2020
App	$102,000	$102,000
Diving Vessel	36,390	36,390
Magnetometer	24,000	24,000
Accumulated Depreciation	(39,619)	(15,354)
Fixed Assets, Net	$122,771	$147,036

Depreciation expense was $24,265 and $2,422 for the six months periods ended October 31, 2020 and 2019, respectively.

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

Note 6 – NOTES PAYABLE

Related Party Convertible Loan

An officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $46,390 as of October 31, 2020 and April 30, 2020.

Short Term Loans

As of October 31, 2020, the Company had loans totaling $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand.

Note 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock, $0.001 par value per share.

Common Stock Issuances

The Company is in the process of cancelling the shares issued to an individual from the cancelled Southern Amusement transaction. All such shares are held in escrow for cancellation under our Counsel and President.

Preferred Shares

On May 1, 2020, the Board of Directors of TSR designated 2,000,000 shares of the total 75,000,000 shares authorized to be designated as Preferred Class Shares, with such class to be designated by class and preferences by the Board of Directors. On the same day the Company’s Board authorized the creation of 100 Series A preferred shares.

Series A Preferred Stock

The Series A Preferred Share will exist in one hundred (100) Preferred A Shares authorized, maximum. Each Series A Preferred Share will cost $4,000, with a three share minimum purchase ($12,000) to accredited investors only in a Preferred Class A Share Agreement. Each Series A Preferred share gets .2% of TSR Game Net Profit, after deductions for costs and other distributions below. Each Series A Preferred Share will continue to exist, unless the game app is sold to another entity, at which time the Series A Preferred Shareholders will receive their same percentage of the TSR net sales proceeds price. All hosting and sales platforms costs, developer costs, marketing and advertising costs, game improvement costs, costs of hosting on servers either internally or outside the company, store costs such and all other sources of cost are excluded from any net that a designer would receive for game build out and maintaining the game, advertising and marketing, which shall be fees excluded from all gross revenues before revenue and profit for TSR. TSR has or will have partnerships with game developers which may gain a percent of the revenue for the game which may deduct from the TSR portion, and the Preferred A Shareholders’ revenue. The Series A Preferred Shares have no voting rights, and no rights to ordinary dividends that other share classes may receive, the Preferred Series A Shares shall each share will entitled to such revenue rights only as stated above. The Series A Preferred Shares are not convertible into any other shares of the Company’s stock. Such shares shall be transferable with consent of the Company.

During the six month period ended October 31, 2020, the Company issued 51 shares of Series A preferred shares for total proceeds of $202,455.

Note 8 – COMMITMENTS AND CONTINGENCIES

Operations Manager’s Agreement

In October, 2020, TSR entered into an agreement with an individual consultant to be the Company’s operations manager for site selection and operational oversight. The term of the agreement is for a minimum of one year. The services to be rendered, on an as needed basis include selection for sites, and personnel for diving for recovery operations, assistance in the selection of personnel, contractors, and parties for wreck site scanning, search operations, and recovery operations of wreck sites, analysis and review of shipwreck sites, interaction with state and governmental authorities as necessary for wreck site approval and operations, and at the option of TSR participate in and have the right to appear in media productions involving the Company.

TSR agreed to pay the operations manager $500 per week for a minimum of two months and an additional $100 per day for time spent at sea on a site, pre approved expenses including travel, lodging and meals, and thirty percent the net value of any artifacts that are recovered from a site brought to TSR by the consultant. Upon execution of the agreement TSR also agreed to pay the consultant 100,000 shares of restricted common stock. Furthermore, TSR agreed to pay the consultant an additional 250,000 shares of restricted common stock when the Company is successful in recovering a net of $250,000 of valuable artifacts from a site brought to TSR by the consultant.

TSR additionally agreed to the pay the consultant shares of the Company’s restricted common stock as follows:

A)	Upon recovery of over $250,000 value as net to TSR, the consultant shall receive an additional 100,000 common shares of TSR.

B)	Upon recovery of over $500,000 value as net to TSR, the consultant shall receive an additional 50,000 common shares of TSR.

C)	Upon recovery of over $1,000,000 value as net to TSR, the consultant shall receive an additional 50,000 common shares of TSR.

D)	For each additional $1,000,000 value as net to TSR, the consultant shall receive an additional 50,000 common shares of TSR up to $5,000,000 in recovery.

E)	For each additional $5,000,000 value as net to TSR, after the first $5,000,000 in artifacts net to TSR, the consultant shall receive an additional 50,000 common shares of TSR up to $20,000,000 in recovery.

F)	If TSR is able to enter into a media agreement for a reality television series through the material assistance of the consultant, and such series goes to an initial production and episodes, the consultant shall receive 100,000 common shares. Additional compensation under a media agreement will be forthcoming if such media agreement is entered into.

G)	Kane Fisher shall receive, for any project which he brings and initiates to TSR, and operates in his role with TSR, forty percent (40%) of the net recovery of artifacts, as defined below, to TSR. This percentage shall include any portion that the consultant wished to subdivide or name other recipients for such 40% of the recovered artifacts. The consultant shall sell such artifacts in coordination with TSR. If the consultant does not bring a site for a shipwreck, but operates as operations manager to point of recovery, then he shall receive twenty percent (20%) of the recovered artifacts which are net to TSR after other splits. Net to TSR means after portions and percentages to investors, outside contractors, state of other governmental entities, rights holders, etc.

H)	For any project or site not brought to TSR by the consultant, he shall receive one quarter of such shares above, if he is active on site as a project manager.

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

In September of 2020, TSR Media and the game app developer entered into a Mutual Release and Settlement Agreement and agreed to unwind the Treasure Game App Development and Ownership Memorandum of Understanding and Agreement. Under the terms of the Mutual Release and Settlement Agreement, the game app developer agreed to pay TSR Media $50,000. Additionally, the outstanding amount owed by TSR Media, $32,500, was cancelled. TSR Media does not owe any further payments or fees to the game app developer and the Settlement Agreement concludes all business between the parties. The $82,500 was recorded as Other Income, on the condensed consolidated statements of operations.

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

Note 9 – SUBSEQUENT EVENTS

There are no subsequent events.

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

Description of Business

Treasure Shipwreck & Recovery, Inc. (“TSR”, “us,” “we,”, the “Company”) is focused, through its wholly owned subsidiary TSR Holdings, Inc., on the exploration and recovery of historic shipwrecks. The Company has acquired various assets including a research vessel and specialized sensing equipment to be utilized to attempt to locate and eventually recover artifacts and treasure from historic shipwrecks, generally from the colonial era. The Company, through its wholly owned subsidiary TSR Media Group, Inc., is also looking to develop a gaming app based on treasure search and salvage. Additionally, TSR Media Group, Inc. acquired the domain www.flavorfullapps.com and approximately sixty unique apps on Amazon.com, Blackberry World and Google Play. As well, the Company has acquired the intellectual property rights in a purchase agreement for the naming, trademark and use rights of Galleon Quest, from a third party to be used on Games and Apps, and merchandising of products.

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

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from December 15, 2020.

Summary of six months ended October 31, 2020 and 2019 Results of Operations

For the six month period ended October 31, 2020 the Company incurred net losses of $292,803. The Company incurred consulting and accounting expense of $194,176, professional fees of $70,981, boat expense of $34,511, general and administrative expense of $51,370, and depreciation expense of $24,265. The Company also had other income of $82,500 as a result of terminating an agreement for the development of a treasure game app.

For the six month period ended October 31, 2019 the Company incurred net losses of $122,288. The Company incurred boat expense of $51,626, labor expenses of $31,250, professional fees of $21,651, accounting fees of $13,300, general and administrative expenses of $2,039, and depreciation expense of $2,422.

The increase in operating expenses for the six months ended October 31, 2020 is attributable to the operation of our treasure recovery business and website and app development.

Summary of three months ended October 31, 2020 and 2019 Results of Operations

For the three month period ended October 31, 2020 the Company incurred net losses of $92,073. The Company incurred consulting and accounting expense of $95,926, professional fees of $17,112, boat expense of $14,249, general and administrative expense of $35,153, and depreciation expense of $12,133. The Company also had other income of $82,500 as a result of terminating an agreement for the development of a treasure game app.

For the three month period ended October 31, 2019 the Company incurred net losses of $119,788. The Company incurred boat expense of $51,626, labor expenses of $31,248, professional fees of $19,152, accounting fees of $13,300, depreciation expense of $2,422, and general and administrative expense of $2,040.

The decrease in net losses for the three months ended October 31, 2020 is attributable to the credit of $82,500 in research and development due to the cancellation of product development, in conjunction with the increased expenses attributable to the operation of our treasure recovery business and website and app development.

Liquidity and capital resources

As at October 31, 2020, our total assets were $777,866.

As at October 31, 2020, our current liabilities were $71,853 and stockholders’ equity was $706,013.

As of October 31, 2020 we had a working capital deficit of $53,758.

A significant financial challenge and risk facing the Company is a lack of liquidity. The Company continued to operate with a working capital deficit during the period ended October 31, 2020. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations.

Cash flows from operating activities

For the six months ended October 31, 2020 net cash flows used in operating activities was $191,038.

For the six months ended October 31, 2019 net cash flows used in operating activities was $121,765. The increase in net cash flow used in operating activities is attributable to the operation of our treasure recovery business and website and app development.

Cash flows from investing activities

For the six months ended October 31, 2020 we have used no cash in investing activities.

For the six months ended October 31, 2019 we have used $60,390 cash in investing activities. This included the purchase of a marine magnetometer for $36,390 and a boat for $24.000.

Cash flows from financing activities

For the six months ended October 31, 2020 we have generated $202,455 in cash flows from financing activities. The Company issued 51 shares of Series A preferred shares for total proceeds of $202,455.

For the six months ended October 31, 2019 we have generated $187,100 cash flows from financing activities. This included the sale of common stock of $148,500 and an increase in related party loans of $38,600.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of October 31, 2020. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of October 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of October 31, 2020, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the six month period ended October 31, 2020.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently involved in any litigation nor is it aware of any pending or threatened litigation against us.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended October 31, 2020 the Company issued 51 shares of preferred stock for total proceeds of $202,455.

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

Treasure & Shipwreck Recovery, Inc.

Date: December 16, 2020	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: December 16, 2020	By:	/s/ Blake McMahan
Blake McMahan Interim Chief Executive Officer