Form 10-Q
period 2021-01-31
Treasure & Shipwreck Recovery, Inc.
filed 2021-03-17
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2021

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

Craig Huffman
Chief Executive Officer
13046 Racetrack Road, #234,
Tampa, FL 33626
(813) 504-7831

(Address and telephone number of registrant’s principal offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	BLIS	Pink

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 7,646,502 common shares issued and outstanding as of March 15, 2021.

Treasure & Shipwreck Recovery, Inc.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Treasure & Shipwreck Recovery, Inc., formerly Beliss Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements. The accompanying financial statements have been prepared in accordance with “GAAP” for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all the information and notes required by GAAP for a complete financial statement presentation.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2021 and April 30, 2020

	January 31, 2021 (Unaudited)	April 30, 2020
ASSETS
Current Assets
Cash	$22,432	$6,678
Total current assets	22,432	6,678

Fixed Assets
Fixed assets, net of depreciation	110,639	147,036
Total fixed assets	110,639	147,036

Other Assets
Trademark	636,000	636,000
Security deposit	1,000	1,000
Total other assets	637,000	637,000

Total Assets	$770,071	$790,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$-	$55,500
Customer deposits	8,700	8,700
Short term loans	16,763	16,763
Related party convertible loan	46,390	46,390
Total current liabilities	71,853	127,353

Total Liabilities	71,853	127,353

Stockholders’ Equity
Preferred stock, $0.001 par value; 100 shares authorized, 51 and 0 shares issued and outstanding at January 31, 2021 and April 30, 2020, respectively	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 7,646,502 and 7,396,502 shares issued and outstanding at January 31, 2021 and April 30, 2020, respectively	7,647	7,397
Common stock to be issued	212,688	79,500
Additional paid in capital	1,584,570	1,257,553
Accumulated deficit	(1,106,687)	(681,089)
Total Stockholders’ Equity	698,218	663,361

Total Liabilities and Stockholders’ Equity	$770,071	$790,714

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and nine months ended January 31, 2021 and 2020

(Unaudited)

	Three months ended January 31, 2021 (Unaudited)	Three months ended January 31, 2020 (Unaudited)	Nine months ended January 31, 2021 (Unaudited)	Nine months ended January 31, 2020 (Unaudited)
REVENUES	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES
Professional fees	98,105	64,716	396,726	99,667
Boat expenses	4,496	56,038	39,007	107,664
General and administrative expenses	7,175	14,061	25,081	16,100
Labor	10,887	10,417	10,887	41,667
Depreciation	12,132	3,632	36,398	6,054
TOTAL OPERATING EXPENSES	132,795	148,864	508,099	271,152

NET LOSS FROM OPERATIONS	(132,795)	(148,864)	(508,099)	(271,152)

Other income	-	-	82,500	-

NET LOSS BEFORE INCOME TAX	(132,795)	(148,864)	(425,599)	(271,152)

Provision for income tax	-	-	-	-

NET LOSS	$(132,795)	$(148,864)	$(425,599)	$(271,152)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,646,502	6,388,437	7,479,835	5,572,467

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and nine months ended January 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, April 30, 2019	-	$-	5,035,000	$5,035	$-	$38,665	$(88,852)	$(45,152)
Net loss	-	-	-	-	-	-	(2,500)	(2,500)
Balance, July 31, 2019	-	-	5,035,000	5,035	-	38,665	(91,352)	(47,652)
Sale of Stock	-	-	456,002	456	-	148,044	-	148,500
Net loss	-	-	-	-	-	-	(119,788)	(119,788)
Balance, October 31, 2019	-	-	5,491,002	5,491	-	186,709	(211,140)	(18,940)
Sale of Stock	-	-	2,668,575	2,669	-	201,581	-	204,250
Net loss	-	-	-	-	-	-	(148,864)	(148,864)
Balance, January 31, 2020	-	$-	8,159,577	$8,160	$-	$388,290	$(360,004)	$36,446

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, April 30, 2020	-	$-	7,396,502	$7,397	$79,500	$1,257,553	$(681,089)	$663,361
Issuance of preferred shares	51	-	-	-	-	202,455	-	202,455
Stock compensation	-	-	-	-	93,750	-	-	93,750
Net loss	-	-	-	-	-	-	(200,730)	(200,730)
Balance, July 31, 2020	51	-	7,396,502	7,397	173,250	1,460,008	(881,819)	758,836
Stock compensation	-	-	-	-	39,250	-	-	39,250
Net loss	-	-	-	-	-	-	(92,073)	(92,073)
Balance, October 31, 2020	51	-	7,396,502	7,397	212,500	1,460,008	(973,892)	706,013
Stock compensation	-	-	250,000	250	-	24,750	-	25,000
Sale of common stock	-	-	-	-	188	99,812	-	100,000
Net loss	-	-	-	-	-	-	(132,795)	(132,795)
Balance, January 31, 2021	51	$-	7,646,502	$7,647	$212,688	$1,584,570	$(1,106,687)	$698,218

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended January 31, 2021 and 2020

	Nine months ended January 31, 2021 (Unaudited)	Nine months ended January 31, 2020 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(425,599)	$(271,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,398	6,054
Stock compensation	158,000	-
Changes in operating assets and liabilities:
Prepaid Expense	-	(3,000)
Accounts payable	(55,500)	(1,899)
CASH FLOWS USED IN OPERATING ACTIVITIES	(286,701)	(269,997)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(60,390)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(60,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	100,000	352,750
Increase in related party convertible loan	-	38,600
Proceeds from sale of preferred stock	202,455	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	302,455	391,350

NET INCREASE (DECREASE) IN CASH	15,754	60,963

Cash, beginning of period	6,678	-

Cash, end of period	$22,432	$60,963

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes, which are an integral part of these unaudited financial statements

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

January 31, 2021

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Treasure & Shipwreck Recovery, Inc (“TSR” or the “Company”), was incorporated in the State of Nevada on October 24, 2016 as Beliss Corp. The Company changed its name to Treasure & Shipwreck Recovery Inc. on June 26, 2019.

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

Note 2 – GOING CONCERN

These condensed consolidated unaudited financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 15, 2021. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At January 31, 2021, the Company had a net working capital deficit of $49,421. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying condensed consolidated unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These condensed consolidated unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These condensed consolidated unaudited financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended April 30, 2020. The results of the nine months ended January 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending April 30, 2021.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of TSR Holdings, Inc. and TSR Media, which are wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

There were no cash equivalents at January 31, 2021 and April 30, 2020. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2021, the Company had $0 in excess of the FDIC insured limit.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from contracts with customers. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity recognizes revenue in accordance with that core principle by applying the following steps: Step 1: Identify the contract(s) with a customer, Step 2: Identify the performance obligations in the contract, Step 3: Determine the transaction price, Step 4: Allocate the transaction price to the performance obligations in the contract and Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Specifically, Section 606-10-50 requires an entity to provide information about: a. Revenue recognized from contracts with customers, including the disaggregation of revenue into appropriate categories; b. Contract balances, including the opening and closing balances of receivables, contract assets, and contract liabilities; c. Performance obligations, including when the entity typically satisfies its performance obligations and the transaction price that is allocated to the remaining performance obligations in a contract; and d. Significant judgments, and changes in judgments, made in applying the requirements to those contracts. The Company’s previous revenue was derived from providing high impact internet marketing to Internet based businesses and small businesses seeking to create websites and provide better search engine optimization (“SEO”) software and techniques to small Internet based businesses and people seeking to create websites.

For the Company’s service contracts, the services provided are considered to be one single performance obligation. Revenue and expenses are recognized as services are rendered. The average period for satisfying the performance obligation is three months. The Company has analyzed all of its contracts and can confirm that all the requirements are considered in these contracts:

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

Basic Loss per Share

The Company computes loss per share in accordance with Financial Accounting Standards Board (FASB) ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of January 31, 2021 and 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company has not recognized impairment on its long-lived assets as of January 31, 2021. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our existing intangible assets consists solely of trademarks.

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

Recent Accounting Pronouncements

All other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Public Company Accounting Oversight Board did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4 – FIXED ASSETS

Fixed assets are summarized below:

Fixed Assets	January 31, 2021	April 30, 2020
App	$102,000	$102,000
Diving Vessel	36,390	36,390
Magnetometer	24,000	24,000
Accumulated Depreciation	(51,751)	(15,354)
Fixed Assets, Net	$110,639	$147,036

Depreciation expense was $36,398 and $6,054 for the nine months periods ended January 31, 2021 and 2020, respectively.

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

The purchase of the trademark and related graphics and materials was valued at $636,000 based on the fair value of TSR’s shares on the date of the Trademark and Usage Purchase Agreement.

Note 6 – NOTES PAYABLE

Related Party Convertible Loan

An officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $46,390 as of January 31, 2021 and April 30, 2020.

Short Term Loans

As of January 31, 2021, the Company had loans totaling $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand.

Note 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock, $0.001 par value per share.

Common Stock Issuances

The Company is in the process of cancelling the shares issued to an individual from the cancelled Southern Amusement transaction. All such shares are held in escrow for cancellation under our Counsel and President.

The Company issued 250,000 shares of common stock to a consultant for services provided.

Preferred Shares

On May 1, 2020, the Board of Directors of TSR designated 2,000,000 shares of the total 75,000,000 shares authorized to be designated as Preferred Class Shares, with such class to be designated by class and preferences by the Board of Directors. On the same day the Company’s Board authorized the creation of 100 Series A preferred shares.

Series A Preferred Stock

The Series A Preferred Share will exist in one hundred (100) Preferred A Shares authorized, maximum. Each Series A Preferred Share will cost $4,000, with a three share minimum purchase ($12,000) to accredited investors only in a Preferred Class A Share Agreement. Each Series A Preferred share gets .2% of TSR Game Net Profit, after deductions for costs and other distributions below. Each Series A Preferred Share will continue to exist, unless the game app is sold to another entity, at which time the Series A Preferred Shareholders will receive their same percentage of the TSR net sales proceeds price. All hosting and sales platforms costs, developer costs, marketing and advertising costs, game improvement costs, costs of hosting on servers either internally or outside the company, store costs and all other sources of cost are excluded from any net that a designer would receive for game build out and maintaining the game, advertising and marketing, which shall be fees excluded from all gross revenues before revenue and profit for TSR. TSR has or will have partnerships with game developers which may gain a percent of the revenue for the game which may deduct from the TSR portion, and the Preferred A Shareholders’ revenue. The Series A Preferred Shares have no voting rights, and no rights to ordinary dividends that other share classes may receive, the Preferred Series A Shares shall each be entitled to such revenue rights only as stated above. The Series A Preferred Shares are not convertible into any other shares of the Company’s stock. Such shares shall be transferable with consent of the Company.

During the nine month period ended January 31, 2021, the Company issued 51 shares of Series A preferred shares for total proceeds of $202,455.

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

TSR agreed to pay the operations manager $500 per week for a minimum of two months and an additional $100 per day for time spent at sea on a site, pre approved expenses including travel, lodging and meals, and thirty percent of the net value of any artifacts that are recovered from a site brought to TSR by the consultant. Upon execution of the agreement TSR also agreed to pay the consultant 100,000 shares of restricted common stock. Furthermore, TSR agreed to pay the consultant an additional 250,000 shares of restricted common stock after the Company was successful in recovering a net of $250,000 of valuable artifacts from a site brought to TSR by the consultant.

TSR additionally agreed to the pay the consultant shares of the Company’s restricted common stock as follows:

A)	Upon recovery of over $250,000 value as net to TSR, the consultant shall receive an additional 100,000 common shares of TSR.

B)	Upon recovery of over $500,000 value as net to TSR, the consultant shall receive an additional 50,000 common shares of TSR.

C)	Upon recovery of over $1,000,000 value as net to TSR, the consultant shall receive an additional 50,000 common shares of TSR.

D)	For each additional $1,000,000 value as net to TSR, the consultant shall receive an additional 50,000 common shares of TSR up to $5,000,000 in recovery.

E)	For each additional $5,000,000 value as net to TSR, after the first $5,000,000 in artifacts net to TSR, the consultant shall receive an additional 50,000 common shares of TSR up to $20,000,000 in recovery.

F)	If TSR is able to enter into a media agreement for a reality television series through the material assistance of the consultant, and such series goes to an initial production and episodes, the consultant shall receive 100,000 common shares. Additional compensation under a media agreement will be forthcoming if such media agreement is entered into.

G)	Consultant shall receive, for any project which he brings and initiates to TSR, and operates in his role with TSR, forty percent (40%) of the net recovery of artifacts, as defined below, to TSR. This percentage shall include any portion that the consultant wished to subdivide or name other recipients for such 40% of the recovered artifacts. The consultant shall sell such artifacts in coordination with TSR. If the consultant does not bring a site for a shipwreck, but operates as operations manager to point of recovery, then he shall receive twenty percent (20%) of the recovered artifacts which are net to TSR after other splits. Net to TSR means after portions and percentages to investors, outside contractors, state or other governmental entities, rights holders, etc.

H)	For any project or site not brought to TSR by the consultant, he shall receive one quarter of such shares above, if he is active on site as a project manager.

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

In September of 2020, TSR Media and the game app developer entered into a Mutual Release and Settlement Agreement and agreed to unwind the Treasure Game App Development and Ownership Memorandum of Understanding and Agreement. Under the terms of the Mutual Release and Settlement Agreement, the game app developer agreed to pay TSR Media $50,000. Additionally, the outstanding amount owed by TSR Media, $32,500, was cancelled. TSR Media does not owe any further payments or fees to the game app developer and the Settlement Agreement concludes all business between the parties. The $82,500 was recorded as other income on the condensed consolidated statements of operations.

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

Interim Chief Executive Officer Engagement Agreement

On March 1, 2020, TSR entered into an agreement with a limited liability company to designate one of its members to provide services to the Company as an interim CEO. The term of the agreement is for six months. Under the terms of the agreement, the interim CEO shall receive a five percent bonus of investment paid when the Company receives funding, be responsible for the technical and intellectual property development of the gaming side of the businesses, including overseeing the gaming production, values, and marketing partners, be responsible for overseeing the proposed television or multimedia production of a reality television series pilot, potential series production, agreements and other matters as related, actively engage as required for all necessary funding presentations, gaming presentations, television and multi-media presentations and all other necessary public or publicized appearances, act as a conduit for any necessary technology applications for sea search and recovery and advise on presented or available technologies for the sea research, finding and recovery side of the Company, and review of necessary matters as determined by the Board of Directors and the Chairman. This agreement has expired and has not been renewed. The Company is in discussions regarding a new agreement.

TSR agreed to pay the limited liability company $10,000 per month and if the game and/or television component creates enough additional revenue for the Company in profit within the first eighteen months to equal such compensation at 5% as achieved by the Company, then such compensation shall be increased up to that amount or up to twice the monthly amount of compensation, whichever is greater.

TSR additionally agreed to grant to the limited liability company common stock of TSR as follows:

A)	250,000 shares of common stock of TSR on execution of this agreement, however, if this agreement is terminated for any reason other than termination with cause by the Company, change in control of the Company or death during the six months the limited liability company shall return to the Company the shares of common stock on a pro rata basis for every month not completed by the limited liability company.

B)	An additional 250,000 shares of common stock of TSR, will be issued and vested upon the fielding of the game envisioned and contracted with the third party app developer, and for marketing with game roll out within six months of the date of this agreement, or any extension granted there under.

C)	In year two and three of such agreement, if applicable, the limited liability company shall be granted an additional 250,000 shares of common stock of TSR upon the anniversary of this Agreement.

D)	Additional compensation for game production and revenues, television or multi-media performance, and other indicators shall be considered liberally for success of the Company in revenue, including if within two months of game deployment and success, the amount of 100,000 common shares for each the game and the television pilot, if it leads to a sale or marketing of such pilot.

E)	Additional compensation for matters as decided by the compensation part of the Board.

F)	An additional amount of shares equal to 5% of such required game monies needed and raised through the Interim CEO for game development and an additional amount of shares at market value on each level of money raised for such game and marketing, if limited liability company is directly involved in such gaming development.

G)	If the limited liability company is involved, past one year, of the creation of the game then the limited liability company shall have a one percent game revenue that will exist for three years from game release.

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

Description of Business

Treasure Shipwreck & Recovery, Inc. (“TSR”, “us,” “we”, the “Company”) is focused, through its wholly owned subsidiary TSR Holdings, Inc., on the exploration and recovery of historic shipwrecks. The Company has acquired various assets including a research vessel and specialized sensing equipment to be utilized to attempt to locate and eventually recover artifacts and treasure from historic shipwrecks, generally from the colonial era. The Company, through its wholly owned subsidiary TSR Media Group, Inc., is also looking to develop a gaming app based on treasure search and salvage. Additionally, TSR Media Group, Inc. acquired the domain www.flavorfullapps.com and approximately sixty unique apps on Amazon.com, Blackberry World and Google Play. As well, the Company has acquired the intellectual property rights in a purchase agreement for the naming, trademark and use rights of Galleon Quest, from a third party to be used on Games and Apps, and merchandising of products.

COVID-19 Pandemic Threat and Continuity Plan

Due to current events involving the global coronavirus disease 2019 (“COVID-19”) pandemic, TSR, under the guidance of its President, is reviewing procedures to monitor current events as they relate to our business and to be prepared to respond to any potential threats or issues in order to protect the Company and its assets. We are also in the process of reviewing plans to locate a back office for our corporate records and information at a location to be designated so that in the event that access to the Company’s offices are restricted, the Company is able to continue with its business and operations.

The Company’s operations may be adversely affected by the ongoing outbreak of the COVID-19 which was declared a pandemic by the World Health Organization (“WHO”) in March 2020. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on TSR’s financial position, operations and cash flows.

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

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 17, 2021.

Summary of nine months ended January 31, 2021 and 2020 Results of Operations

For the nine month period ended January 31, 2021 the Company incurred net losses of $425,599. The Company incurred professional fees of $396,726, boat expense of $39,007, labor expense of $10,887, general and administrative expense of $25,081, and depreciation expense of $36,398. The Company also had other income of $82,500 due to the cancellation of product development, and settlement with the game app developer.

For the nine month period ended January 31, 2020 the Company incurred net losses of $271,152. The Company incurred boat expenses of $107,664, labor expenses of $41,667, professional fees of $99,667, general and administrative expenses of $16,100, and depreciation expense of $6,054.

The increase in operating expenses for the nine months ended January 31, 2021 is attributable to the operation of our treasure recovery business and website and app development, which resulted in increased professional fees.

Summary of three months ended January 31, 2021 and 2020 Results of Operations

For the three month period ended January 31, 2021 the Company incurred net losses of $132,795. The Company incurred professional fees of $98,105, boat expense of $4,496, labor expense of $10,887 general and administrative expense of $7,175, and depreciation expense of $12,132.

For the three month period ended January 31, 2020 the Company incurred net losses of $148,864. The Company incurred boat expenses of $56,038, labor expenses of $10,417, professional fees of $64,716, depreciation expense of $3,632, and general and administrative expenses of $14,061.

The decrease in operating expenses for the three months ended January 31, 2021 is attributable to a decrease in boat expenses.

Liquidity and capital resources

As at January 31, 2021, our total assets were $770,071.

As at January 31, 2021, our current liabilities were $71,853 and stockholders’ equity was $698,218.

As of January 31, 2021 we had a working capital deficit of $49,421.

A significant financial challenge and risk facing the Company is a lack of liquidity. The Company continued to operate with a working capital deficit during the period ended January 31, 2021. This working capital deficit indicates that the Company is unable to meet its short-term liabilities with its current assets. This working capital deficit is extremely risky for the Company as it may be forced to cease its operations due to its inability to meet its current obligations.

Cash flows from operating activities

For the nine months ended January 31, 2021 net cash flows used in operating activities was $286,701.

For the nine months ended January 31, 2020 net cash flows used in operating activities was $269,997. The increase in net cash flow used in operating activities is attributable to the increased net loss due to operation of our treasure recovery business and website and app development. The net loss was partially offset by an increase in depreciation and stock based compensation.

Cash flows from investing activities

For the nine months ended January 31, 2021 we have used no cash in investing activities.

For the nine months ended January 31, 2020 we have used $60,390 cash in investing activities. This was attributable to the purchase of a boat and magnetometer.

Cash flows from financing activities

For the nine months ended January 31, 2021 we have generated $302,455 in cash flows from financing activities. The Company issued 51 shares of Series A preferred shares for total proceeds of $202,455. In addition, the Company raised $100,000 from shareholders as part of a confidential artifact recovery agreement. The shareholders making the investment will receive a portion of the artifacts found. No shares were issued for this investment.

For the nine months ended January 31, 2020 we have generated $391,350 in cash flows from financing activities. This increase was attributable to the sale of common stock of $352,750 and an increase in related party loans of $38,600.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of January 31, 2021. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of January 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of January 31, 2021, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the nine month period ended January 31, 2021.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently involved in any litigation nor is it aware of any pending or threatened litigation against us.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended January 31, 2021 the Company issued 51 shares of preferred stock for total proceeds of $202,455.

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

Treasure & Shipwreck Recovery, Inc.

Date: March 17, 2021	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: March 17, 2021	By:	/s/ Blake McMahan
Blake McMahan Interim Chief Executive Officer