Form 10-K
period 2021-04-30
Treasure & Shipwreck Recovery, Inc.
filed 2021-08-13
CIK 1703625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended April 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $517,385 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 9, 2021 the Registrant had 9,296,502 outstanding shares of its common stock, $0.001 par value.

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

Item 1. Description of Business

Overview

Treasure Shipwreck & Recovery, Inc. (“TSR”, “us,” “we,”, the “Company”) is focused, through its wholly owned subsidiary TSR Holdings, Inc., on the exploration and recovery of historic shipwrecks. The Company has acquired various assets including a research vessel and specialized sensing equipment to be utilized to attempt to locate and eventually recover artifacts and treasure from historic shipwrecks, generally from the colonial era. The Company, through its wholly owned subsidiary TSR Media Group, Inc., seeks to develop media and gaming based revenue streams based on the treasure salvage operations.

Corporate History

TSR was incorporated in the State of Nevada on October 24, 2016. The Company was originally incorporated as Beliss Corp. On June 26, 2019, the Company changed its name to Treasure & Shipwreck Recovery, Inc. The Company was originally in the search engine optimization (“SEO”), Internet marketing and web development business. Although TSR does not believe that it will generate any significant new business for its Internet marketing and website development services, the Company is prepared to fulfill any obligations related to customer deposits that were received in prior years.

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

On April 1, 2020, TSR formed TSR Media Group, Inc. which is a wholly owned subsidiary, in order to develop various digital media properties. TSR Media Group, Inc. entered into an agreement in February of 2020 with a third party app developer to develop a gaming app based on treasure search and salvage. TSR Media Group, Inc. also entered into an agreement, which became effective February 12, 2020 and was later amended on April 26, 2020, to purchase a domain called www.flavorfullapps.com and approximately sixty food related apps that were listed on Amazon.com, Blackberry World and Google Play.

As of September 2020, TSR Media Group cancelled the relationship with the game development Company, and entered into a settlement, where by $50,000 of its paid portion was returned along with return of all shares of common stock for cancellation. TSR took it upon other resources to build out the schematics and gaming portion of the Company, through its own internal efforts, and had secondary sources being tracked and giving input for a live, in person game that the Company has schematically gamed out for future profit and endeavors.

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

In October 2020, TSR entered into an agreement with an experienced treasure diver to provide project management services for the Company’s operations. Additionally, in April of 2021 the Company entered into an agreement with a limited liability company and the individual who controls the limited liability company that has professional rights off the coast of Sebastian, Florida on numerous wrecks of the 1715 fleet. TSR agreed to provide money, equipment and crew to build up the recovery operations in order to assist with the analysis and targets that have previously been located on the site. The original agreement was for a payment of $10,000 per month by TSR to the limited liability company and was expanded to include a salvage vessel whereby TSR agreed to cover cost of retrofitting, maintenance and re equipping it with a state of the art GPS computer system and numerous other detection and recovery systems. TSR believes that this agreement gives the Company access to a perpetually permitted site as a subcontractor and on the numerous wrecks that exists at that location. TSR is providing crew members and all the equipment necessary in order to fulfill the dive season which the Company is actively pursuing and gathering items.

TSR, through its wholly owned subsidiary TSR Media Group, Inc. is actively pursuing the media coverage opportunities and expanding its social media presence across the globe with an agreement with a public relations firm that will have the Facebook page, Twitter account, TikTok account, and numerous other sites that will be interactive for the anticipated millions of followers that we will seek to gain to follow the story of TSR as it goes forward. During this same time, TSR has acquired media equipment such as drones and underwater cameras for use in documenting the Company’s operations.

The treasure related search and recovery business is highly specialized and requires special research and recovery capabilities. The industry and opportunity may have significant potential. For three hundred years, Spain and other European colonial powers pillaged the new world of treasure, shipping riches in thousands of ships over time back to Europe for the enjoyment and funding of those who never earned it. Along the way, an estimated one out of ten never made it home. Estimates of lost treasure from these ships in the Caribbean and the coast of Florida alone is conservatively placed at $60 billion.

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

Even if TSR is able to successfully locate historic shipwrecks, there are additional challenges to successfully recovering treasure. There are also various laws and regulations, both internationally and domestically, that must be complied with. These laws and regulations could further hamper or delay the Company in successfully locating and recovering treasure. There have been legal cases where shipwrecks were located and valuable treasure was successfully salvaged by one group only to have government or other private entities assert rights to the treasure. Such a situation could cause extensive delays in monetizing the treasure due to legal proceedings. There may also be environmental related laws and regulations for the areas where we conduct shipwreck salvage operations. However, in order to alleviate many of these concerns we are now operating in subcontractor situations where these permits and grants are in place and TSR is avoiding situations where governments would deny permitting and actions due to our responsible conduct with our partners on these locations. So therefore, we are not suffering from delays and oversights of other governmental agencies that are occurring with other treasure related commercial salvage businesses.

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

Salvage of historic shipwrecks is both very speculative and risky. Only those investors who do not require liquidity and who can afford the loss of their entire investment should consider an investment into TSR’s securities. Investors should also seek advice from a professional financial adviser before purchasing the securities of TSR. The Company was able to secure the immediate bridge financing that was necessary for the complete build out of our vessels, the purchase of state of the art dive equipment, multiple GPS systems that are super accurate, sonar systems as well as detection devices and the maintenance of capable treasure salvage vessels being used to obtain our goals off the East Coast of Florida primarily in the Sebastian area.

Treasure Search and Salvage Gaming App

The Company hired an app developer to create a gaming app based on treasure search and salvage. TSR believes that there potentially will be significant consumer interest in a downloadable gaming app based on the search for treasure from historic shipwrecks. TSR is currently working with its core in house development side to have a totally on line gaming experience that can be published worldwide. While TSR canceled its previous agreement with a developer that had been Contracted, the Company now has the game being explored through the TSR Media Group, Inc. to be developed.

Revenue Sources

TSR believes that it has numerous potential revenue routes. Assuming that the Company is able to successfully locate and recover treasure from a historic shipwreck, one revenue opportunity is to keep many artifacts and treasure as assets, to be shown in a planned TSR museum or public display. Second is sale of treasure and artifacts through certain auction houses and arranged product sales for coins, etc. Third is private collector sales. Fourth is road show and museum show fees. Finally, holding rights to television and future gaming revenues from its treasure search and salvage gaming app. for use on phones and other devices. Although the Company is actively working to develop revenue streams from its core treasure recovery business and ancillary business opportunities, it is challenging to project when revenues will be realized, if ever. The Company does not anticipate generating any revenues for the foreseeable future from the treasure recovery business or associated businesses.

Competition

There are various entities who are working to salvage historic shipwrecks. There are a few small publicly traded companies and numerous private mostly “mom and pop” companies, as well as individuals, who could be considered competitors to locate and salvage treasure from historic shipwrecks. A few of these entities may have access to financing or greater resources than TSR. The Company is evaluating partnerships and joint ventures that it believes would be beneficial for financial or strategic reasons with other industry participants. TSR does not see these other ventures as competitive necessarily except for the fact that if large amounts of Gold, silver and jewels are found it could have a liquidity effect on the market place for sale of such items. However even then many of these items will be kept as assets of the Company therefore increasing the shareholder value which will be able to be booked, held and for potential sale as we go forward. As well the media and gaming side of matters gives TSR a different business plan then others who are in the business. In fact, TSR looks to partner with certain other companies and technologies that are in the treasure business to use such technologies to define down the actual spots where gold, silver, jewelry and other items can be found using their breakthrough technologies.

Research and Development Activities and Costs

During the years ended April 30, 2021 and 2020, we incurred $20,000 and $120,000, respectively, of research and development costs related to the development of our treasure search and salvage gaming app.

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

Employees

Other than our President and CFO, Craig Huffman, we have no full-time or part-time employees of our business or operations who are employed by TSR.

Description of Property

TSR’s offices are currently located at 1501 Lake Ave. S.E. Largo, Florida, which is the location of an office held by Craig A. Huffman who is the Company’s President and Chief Financial Officer. Mr. Huffman does not charge rent for such office use and there is no lease. The mailing address for the Company is 13046 Racetrack Road, #234, Tampa, Florida 33626. The Company’s search and recovery vessel, the R/V Bellows is located at 601 Seaway Drive, Fort Pierce, FL 34949, the Company is paying $1,080 per month for dockage for the vessel.

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

Our stock price fluctuated between $0.70 and $0.04 for the year ended April 30, 2021 and $9.00 and $0.09 for the year ended April 30, 2020. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The following table reflects the high and low prices of our stock for each quarter during the periods ended April 30, 2021 and 2020:

Quarter Ended	High Price	Low Price
July 31, 2019	9.00	3.65
October 31, 2019	5.90	2.26
January 31, 2020	4.50	0.92
April 30, 2020	1.23	0.09
July 31, 2020	0.70	0.07
October 31, 2020	0.28	0.04
January 31, 2021	0.28	0.08
April 30, 2021	0.67	0.12

Approximate Number of Holders of Common Stock

As of April 30, 2021, the 8,146,502 issued and outstanding shares of common stock were held by a total of 35 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2021 and 2020.

Recent Sales and Other Issuances of Unregistered Securities

Purchase or Sale of our Equity Securities by Officers and Directors

During the years ended April 30, 2021 and 2020 there have been no sales of securities to officers and directors.

Other Stockholder Matters

In February 2019, the Company issued 5,500,000 restricted control shares to J.D. Brammer under the acquisition agreement in order for Mr. Brammer to meet the qualification of Southern Amusement being acquired into the Company where the State of West Virginia required control of the company since it was involved in the lottery business, to be held by a registered and cleared individual, which Mr. Brammer is and has been. So the additional shares were issued under certain restrictions to Mr. Brammer for purposes of control under West Virginia law. In the event the transaction could not occur or licensing issues occurred, then Mr. Brammer would surrender control of such shares to the Escrow Agent. Effective April 28, 2019, such transaction was cancelled and such shares changed control to Mr. Craig A. Huffman, the Escrow Agent and Counsel for the Company for later transaction, via agreement. The shares continued under Mr. Brammers name on book form with the transfer agent, but all rights to such shares were surrendered by Mr. Brammer. In order to purchase the control of Southern Amusement, an additional 571,429 shares of restricted common stock were issued to Vicki Ferrell who was part owner of Southern Amusement for the Company to receive her shares. At the cancellation of the transaction, those shares were also under the control of Craig A. Huffman for cancellation as required in the immediate future upon direction of the board of directors. All of the shares held by Mr. Bramer were cancelled except for 100,000 shares that were allowed to remain in his name as a consultant going forward for potential use of the game in the lottery system in West Virginia. The additional shares from Vicki Ferrell are awaiting cancellation under the agreement. Additionally, the shares that were issued to the game developer have been cancelled

Item 6. Selected Financial Data

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

Results of Operations for the years ended April 30, 2021 and 2020:

Revenue

For the years ended April 30, 2021 and 2020, the Company generated total revenue of $0 and $0.

Operating expenses

Total operating expenses for the years ended April 30, 2021 and 2020 were $603,969 and $592,237, respectively. Operating expenses decreased approximately 1.4% in 2021 primarily due to not incurring research and development costs for the gaming app, decreased boat related expenses and a decrease in labor expenses. Consulting and accounting expenses were $286,808 during the year ended April 30, 2021 versus $106,000 for the same period in 2020, an increase of approximately 170.6%. Professional fees were $150,277 and $142,301 during the years ended April 30, 2021 and 2020, respectively, an increase of 5.6% in 2021. Depreciation expense was $48,530 during the year ended April 30, 2021 versus $15,354 during the year ended April 30, 2020, a year-over-year increase of 216%. Boat expenses were $43,963 during the year ended April 30, 2021, a decrease of approximately 60% from boat expenses of $110,586 during the year ended April 30, 2020. General and administrative expenses were $41,989 during the year ended April 30, 2021 and $56,329 during 2020, a decrease of approximately 25.5%. Labor related expenses during the year ended April 30, 2021 were $12,402 versus $41,667 during the year ended April 30, 2020, a year-over-year decrease of approximately 70%. Research and development expenses were $20,000 during the year ended April 30, 2021 versus $120,000 during the year ended April 30, 2020.

Other income (expense)

Other expenses for the years ended April 30, 2021 and 2020 were $62,333 and $0. Other expenses in 2021 were related to the write off of the remaining balance of the purchase of a website and related apps.

The Company recorded other income of $82,500 and $0 during the years ended April 30, 2021 and 2020, respectively due to the Company having received a refund on gaming app related fees under a settlement agreement.

Net Loss

The net loss for the years ended April 30, 2021 and 2020 was $583,802 and $592,237, respectively.

Liquidity and Capital Resources and Cash Requirements

At April 30, 2021, the Company had cash of $197,761. Furthermore, the Company had working capital of $91,841 as compared to a working capital deficit of $120,675 at April 30, 2020. The Company’s working capital balance increased in 2021 due to the receipt of financing from two convertible promissory notes.

During the year ended April 30, 2021, the Company used $368,872 of cash in operating activities. This is a decrease compared to $444,782 used in 2020. This decrease is due to a decrease in net loss and accounts payable, an increase in stock based compensation, depreciation and other expenses associated with the expansion of the business.

During the year ended April 30, 2021, the Company did not use any cash in investing activities. This is a decrease compared to the year ended April 30, 2020 during which the Company used $60,390 of cash in investing activities. In 2020 the Company purchased a diving vessel and a magnetometer which were capitalized on the balance sheet as fixed assets.

During the year ended April 30, 2021, the Company had $559,955 of cash from financing activities from the sale of stock and an increase in short term loans. This was an increase compared to the $511,850 of cash from financing activities in 2020.

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At April 30, 2021, the Company’s working capital was $91,841. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than six months from August 12, 2021.

The Company may not be able to continue as a going concern. The report of our independent auditors for the years ended April 30, 2021 and 2020 raises substantial doubt as to our ability to continue as a going concern. Our independent auditors believe, based on our financial results as of April 30, 2021, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company will be lost.

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

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated very negligible revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

April 30, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Treasure & Shipwreck Recovery, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Treasure & Shipwreck Recovery, Inc. (the Company) as of April 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Convertible Notes Payable

As described in Note 3 to the Company’s consolidated financial statements, the Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

3001 N. Rocky Point Dr. East, Suite 200 ● Tampa, Florida 33607 ● 813.367-3527

We identified the Company’s application of the accounting for convertible notes as a critical audit matter. The principal considerations for our determination of this critical audit matter related to transactions which could potentially require a high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained debt related agreements and performed the following procedures:
-	Reviewed agreements for all relevant terms.
-	Tested management’s identification and treatment of agreement terms.
-	Recalculated the fair value of each conversion feature based on the terms in the agreements.
-	Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

Impairment of Long-Lived Assets and Intangible Assets

As described in Note 3 to the Company’s consolidated financial statements, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, at least annually for identified intangible assets. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable

We identified the Company’s application of impairment of long-lived assets and intangible assets as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained management’s impairment analysis on the assets and performed the following procedures:
-	Reviewed the analysis.
-	Tested supporting documentation related to management’s conclusion that the expected future cash flows is greater than the carrying value.
-	Assessed the assumptions used by management and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination that no impairment exists.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and negative cash flow from operations since inception. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

We have served as the Company’s auditor since 2019.

Tampa, Florida

August 13, 2021

Treasure & Shipwreck Recovery Inc.

CONSOLIDATED BALANCE SHEETS

As of April 30, 2021 and 2020

	April 30, 2021	April 30, 2020
ASSETS
Current Assets
Cash	$197,761	$6,678
Total current assets	197,761	6,678

Fixed Assets
Fixed assets, net of depreciation	36,173	147,036
Total fixed assets	36,173	147,036

Other Assets
Trademarks	636,000	636,000
Security deposit	1,000	1,000
Total other assets	637,000	637,000

Total assets	$870,934	$790,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accounts payable	$1,567	$55,500
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts of $250,000 and $0, respectively	25,000	-
Short term loans	16,763	16,763
Related party convertible loan	53,890	46,390
Total current liabilities	105,920	127,353

Total Liabilities	105,920	127,353
Commitments and contingencies (Note 8)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 100 shares authorized, 51 and 0 shares issued and outstanding at April 30, 2021 and 2020, respectively	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 8,146,502 and 7,396,502 shares issued and at April 30, 2021 and 2020, respectively	8,147	7,397
Common stock to be issued	312,500	79,500
Additional paid in capital	1,709,258	1,257,553
Accumulated deficit	(1,264,891)	(681,089)
Total Stockholders’ Equity	765,014	663,361

Total Liabilities and Stockholders’ Equity	$870,934	$790,714

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2021 and 2020

	Year ended April 30, 2021	Year ended April 30, 2020
REVENUES	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

OPERATING EXPENSES
Consulting and Accounting	286,808	106,000
General and Administrative Expenses	41,989	56,329
Professional Fees	150,277	142,301
Depreciation	48,530	15,354
Boat Expenses	43,963	110,586
Labor	12,402	41,667
Research and Development	20,000	120,000
TOTAL OPERATING EXPENSES	603,969	592,237

NET LOSS FROM OPERATIONS	(603,969)	(592,237)

OTHER (INCOME) EXPENSE
Impairment loss	(62,333)	-
Other income	82,500	-
TOTAL OTHER INCOME	20,167	-
LOSS BEFORE INCOME TAX	(583,802)	(592,237)

Provision for Income Tax	-	-

NET LOSS	$(583,802)	$(592,237)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.08)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	7,527,058	7,704,742

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended April 30, 2021 and 2020

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, April 30, 2019	-	$-	5,035,000	$5,035	$-	$38,665	$(88,852)	$(45,152)
Sale of Stock	-	-	3,161,502	3,162	-	480,088	-	483,250
Stock compensation	-	-	100,000	100	62,500	16,900	-	79,500
Shares issued for purchase of assets	-	-	1,700,000	1,700	17,000	719,300	-	738,000
Share cancellation	-	-	(2,600,000)	(2,600)	-	2,600	-	-
Net loss	-	-	-	-	-	-	(592,237)	(592,237)
Balance, April 30, 2020	-	-	7,396,502	7,397	79,500	1,257,553	(681,089)	663,361

Issuance of preferred shares	51	-	-	-	-	202,455	-	202,455
Stock compensation	-	-	250,000	250	133,000	24,750	-	158,000
Sale of common stock	-	-	500,000	500	100,000	136,750	-	237,250
Warrants issued with debt	-	-	-	-	-	87,750	-	87,750
Net loss	-	-	-	-	-	-	(583,802)	(583,802)
Balance, April 30, 2021	51	$-	8,146,502	$8,147	$312,500	$1,709,258	$(1,264,891)	$765,014

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2021 and 2020

	Year ended April 30, 2021	Year ended April 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(583,802)	$(592,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,530	15,354
Impairment loss	62,333	-
Stock compensation	158,000	79,500
Changes in operating assets and liabilities:
Security deposit	-	(1,000)
Accounts payable	(53,933)	53,601
CASH FLOWS USED IN OPERATING ACTIVITIES	(368,872)	(444,782)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(60,390)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(60,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term convertible loans	50,000	-
Proceeds from related party convertible loan	7,500	28,600
Proceed from sales of common stock	300,000	483,250
Proceed from sales of preferred stock	202,455	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	559,955	511,850

NET INCREASE (DECREASE) IN CASH	191,083	6,678

Cash, beginning of period	6,678	-

Cash, end of period	$197,761	$6,678

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Purchase of trademark and related graphics with 1,200,000 shares of common stock	$-	$636,000
Acquisition of website and related apps with 600,000 shares of common stock	$-	$102,000
Warrants issued with debt	$87,750	$-

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended April 30, 2021 and 2020

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Treasure & Shipwreck Recovery, Inc. (“TSR” or the “Company”) was incorporated in the State of Nevada on October 24, 2016 as Beliss Corp. The Company changed its name to Treasure & Shipwreck Recovery, Inc. on June 26, 2019.

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

On April 6, 2020, TSR formed TSR Media Group, Inc. (“TSR Media”), a wholly owned subsidiary, in order to develop various digital media properties. TSR Media is in the process of developing, through an outside app developer, a treasure search and salvage gaming app. TSR Media also entered into an agreement to purchase a domain called www.flavorfullapps.com and approximately 60 food related apps that are currently listed on Amazon.com, Blackberry World and Google Play. While these agreements were cancelled in September of 2020, TSR Media Group continues to pursue a gaming app related to the search and recovery of treasure and various media rights.

Note 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 12, 2021. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At April 30, 2021, the Company had net working capital of $91,841. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

To date TSR has not suffered any significant setback due to COVID-19 interfering with operations.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of TSR Holdings, Inc. and TSR Media Group, Inc., which are wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the years ended April 30, 2021 and 2020 include the useful life of property and equipment, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at April 30, 2021 and 2020. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of April 30, 2021, the Company had $0 in excess of the FDIC insured limit.

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

Basic Loss per Share

The Company has adopted the Financial Accounting Standards Board (“FASB”) ASC 260-10, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

The potentially dilutive common stock equivalents for the years ended April 30, 2021 and 2020 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of April 30, 2021 and 2020, there were approximately 3,137,596 and 16,869 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, short term loans, and the Company’s related party convertible loan from a shareholder approximate their fair values because of the short maturity of these instruments.

Fixed Assets

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Gains and losses upon disposition are reflected in the consolidated statements of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. Currently the Company’s only assets are a diving vessel and a magnetometer. They are being depreciated over three to twelve year useful lives.

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. At April 30, 2021, the Company recognized an impairment loss of $62,333 on a website and related apps that were acquired during the year ended April 30, 2020. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s existing intangible assets consists solely of trademarks.

Stock Based Compensation to Employees and Service Providers

The Company recognizes all share-based payments to employees and service providers, including grants of employee stock options, as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or immediately if the share-based payments vest immediately.

Convertible Notes Payable

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. ASC 470-10 addresses classification determination for specific obligations, such as short-term obligations expected to be refinanced on a long-term basis, due-on-demand loan arrangements, callable debt, sales of future revenue, increasing rate debt, debt that includes covenants, revolving credit agreements subject to lock-box arrangements and subjective acceleration clauses. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

Customer Deposits

Customer deposits discloses an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of April 30, 2021 and 2020.

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

Note 4 – FIXED ASSETS

Fixed assets at April 30, 2021 and 2020 are summarized below:

Fixed Assets	April 30, 2021	April 30, 2020
Website and Cooking Apps	$-	$102,000
Diving Vessel	36,390	36,390
Magnetometer	24,000	24,000
Accumulated Depreciation	(24,217)	(15,354)
Fixed Assets, Net	$36,173	$147,036

Depreciation expense was $48,530 and $15,354 for the years ended April 30, 2021 and 2020, respectively.

TSR Media Group, Inc. entered into an App Company and App Purchase agreement with an individual on February 12, 2020 to purchase a website, www.flavorfullapps.com as well as 50 related recipe and cooking apps. Under the original terms of the agreement TSR agreed to pay the individual 300,000 shares of restricted common stock. The agreement was amended on April 26, 2020 to increase the shares amount paid for the website and apps to 600,000 shares of restricted common stock, reflecting the current market value of TSR’s share price as well as additional consideration for the individual assisting with redoing the website and consulting for new apps. The purchase of the website and associated apps was valued at $102,000 based on fair value of TSR’s shares on the date of the amended purchase agreement. During the year ended April 30, 2021, TSR Media Group, Inc. and the seller of the website and cooking apps entered into a Mutual Release and Settlement Agreement where the seller of the website and the related cooking apps agreed to unwind the original App Company and App Purchase agreement. Under the terms of the agreement, TSR agreed to give back the website and the cooking apps to the seller and the seller agreed to return 500,000 shares of restricted stock to TSR’s control for cancellation and to waive any claim to the 100,000 shares that had not yet been issued. At April 30, 2021, the Company wrote down the remaining balance of the website and cooking apps balance to $0 and recorded an impairment loss of $62,333.

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

Note 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable

During the year ended April 30, 2021 the Company entered into the following convertible notes payable:

The following table reflects the convertible notes payable as of April 30, 2021 and 2020:

	Issue Date	Maturity Date	April 30, 2021	April 30, 2020	Rate	Conversion Price
			Principal Balance	Principal Balance
Convertible notes payable
	04/22/21	04/26/22	$250,000	$-	10.00%	0.10
	04/26/21	04/26/22	25,000	-	10.00%	0.10
Face value			275,000	-

Less unamortized discounts			250,000	-

Balance convertible notes payable			$25,000	$-

The convertible notes payable are convertible into a fixed number of shares and with no down round protection features. The Company accounted for the beneficial conversion features based on the intrinsic value at the date of issuance. During the years ended April 30, 2021 and 2020, the Company recognized beneficial conversion features totaling $225,000 and $0, respectively. The discount from the beneficial conversion features are being amortized through charges to interest expense over the term of the convertible notes payable. The Company did not record any interest expense related to the amortization of debt discounts for the years ended April 30, 2021 and 2020.

New Convertible Notes Payable Issued During the Years Ended April 31, 2021 and 2020

On April 22, 2021, the Company entered into a convertible note payable with a corporation.  The note payable, with a face value of $250,000, including a $25,000 original issue discount, bears interest at 10.0% per annum and is due on April 26, 2022. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

On April 26, 2021, the Company entered into a convertible note payable with a corporation.  The note payable, with a face value of $25,000, bears interest at 10.0% per annum and is due on April 26, 2022. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

Short Term Loans

As of April 30, 2021 and 2020, the Company had loans totaling $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand.

Related Party Loan

As of April 30, 2021, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $53,890 as of April 30, 2021, and $46,390 as of April 30, 2020.

Note 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock, $0.001 par value per share.

Common Stock Issuances

During the year ended April 30, 2021, the Company issued or was to issue the following shares of restricted common stock:

-	687,500 shares of restricted common stock issued for cash in the amount of $237,250, of which 187,500 shares are still to be issued as of April 30, 2021;

-	250,000 shares of restricted common stock valued at $25,000 to a consultant for services provided. The Company determined the fair value of the shares issued using the stock price on date of grant or issuance. Compensation expense is recognized as the services are provided to the Company; and

-	350,000 shares to be issued as stock compensation valued at $133,000.

The Company is in the process of cancelling the shares issued to an individual from the cancelled Southern Amusement transaction. All such shares are held in escrow for cancellation under the Company’s Counsel and President.

During the year ended April 30, 2020, the Company issued or was to issue the following shares of restricted common stock:

-	3,161,502 shares under subscription agreements for total proceeds of $483,250.

-	100,000 restricted shares of common stock valued at $17,000 were issued to a consultant for work related to website development, Internet hosting and related development and programming work. The Company determined the fair value of the shares issued using the stock price on date of grant or issuance. Compensation expense is recognized as the services are provided to the Company. For the year ended April 30, 2020, the $17,000 stock compensation for expense was included in general and administrative expenses on the consolidated statements of operations.

-	250,000 shares remaining to be issued at April 30, 2020 valued at $62,500 under an agreement with an individual who agreed to perform services as TSR’s interim CEO.

-	A total of 1,700,000 shares issued for purchase of assets. 1,200,000 shares of the Company’s restricted common stock were issued under a Trademark and Usage Purchase Agreement dated March 5, 2020, See Note 5 Purchase of Trademark, Graphics, Related Media and Product Materials. 500,000 shares of the Company’s restricted common stock were issued for the development of a treasure related gaming app, see Note 4 Fixed Assets, with 100,000 shares remaining to be issued.

-	2,600,000 shares of common stock were returned and cancelled. The shares were owned by one of the principals involved in the Southern Amusement transaction which was unwound and were originally acquired in a private transaction. There was no consideration paid for these shares.

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

During the year ended April 30, 2021, the Company issued 51 shares of Series A preferred shares for total proceeds of $202,455.

Warrants

During the years ended April 30, 2021 and 2020, the Company issued 368,000 and 0 warrants, respectively.

The following table shows the warrants outstanding at April 30, 2021 and 2020:

	Number of	Weighted Average	Weighted Average	Average
	Warrants	Exercise Price	Remaining Life (Years)	Intrinsic Value
Outstanding, April 30, 2020	-	-	-	$-
Granted	368,000	0.25	5.00	0.11
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, April 30, 2021	368,000	0.25	5.00	0.11
Exercisable, April 30, 2021	368,000	0.25	5.00	$0.11

On April 26, 2021, the Company issued 368,000 common stock warrants to a lender under the terms of a convertible note payable agreement. The warrants vested 100% at the time that they were issued, have an exercise price of $0.25 per share and expire April 26, 2026. The warrants granted were fair valued at $87,750 using the Black-Scholes option pricing model with the following variables: annual dividend yield 0%; expected life of 5 years; risk fee rate of return 0.86%; and expected volatility of 500%.

Note 8 – COMMITMENTS AND CONTINGENCIES

Finder’s Agreement

In April of 2021, TSR entered into an agreement with a corporation that is a registered broker dealer. The term of the agreement is for 120 days. Under the terms of the agreement, the Company agreed to pay a finder’s fee to the broker dealer upon receiving financing from any investor that was introduced by the broker dealer. The finder’s fee will be paid in cash equal to 5% (2% for pre-existing relationships) of the gross proceeds of an equity/convertible debt transaction and/or cash equal to 3% of the gross proceeds of a non convertible debt transaction. The Company also agreed to pay the broker dealer non callable warrants equal to 5% (2% pre existing relationships) warrant coverage of any financing received. The broker dealer will also be entitled to receive a fee of 6% for any licensing, joint venture or merger that results from an introduction made to the Company by the broker dealer. No fees will be paid unless the Company actually receives the financing. If during the twenty four month period following termination of the agreement, any party introduced enters into an agreement to purchase securities from the Company, then the Company will pay the finder’s fee.

Partnering Agreement

In April of 2021, TSR entered into an agreement with a limited liability company and an individual consultant who controls the limited liability company for both services and the rights to treasure that is successfully recovered in a known shipwreck area. The term of the agreement is for a minimum of one year. Under the terms of the agreement TSR and the consultant agreed:

1. That the consultant has rights as a third party to certain known treasure sites controlled through a third party. Such rights exist under such agreement between the consultant and the company owning such rights. The consultant has been working such site area for an extensive period, and has produced finds of artifacts, as well as other scanned, researched, and targeted areas for further search and recovery.

2. The consultant is agreeing to take capital in, as well as contributions of available and as available, boats, crew and equipment, which TSR may have in exchange for a percentage of recovery from such site, which the consultant is entitled to from recoveries made. TSR shall receive that portion set out below for such investment of funds.

3. The consultant, agreed to enter into a partnership for such shipwreck noted above where the consultant will work, in exchange for 25% of the net due to the consultant from finds made, during the time period of this agreement, in exchange for $50,000, payable in monthly amounts starting at the time of the first payment. Each payment of $10,000 shall entitle TSR to 5% of such net proceeds up to the 25% of the net due to the consultant. Such net, means that amount after the State of Florida proceeds, and the amount due to the owner of the shipwreck site. Such amount of investment shall entitle TSR to such share for a period to December 31, 2021. In addition, after a two month term of this agreement, TSR will award the consultant 100,000 common shares of restricted stock, and additional shares upon success at the discretion of TSR. During the year ended April 30, 2021 the Company has paid a total of $20,000.

4. TSR shall also contribute, on a project and availability basis, for such operations, supporting vessels through TSR, to include the RV Bellows, with appropriate crew, and use for project site use, for survey use, etc. to support operations directed by the consultant on site from number 1 above, as well as addressed below. TSR shall have the right to contribute crew, technical, divers or other persons to observe and participate on such ventures.

5. Additional sites which may be identified by the consultant for future joint ventures which have not been explored, within or outside the state of Florida waters, where TSR shall provide capital and other materials, crew and vessels, to be agreed upon by the Parties, but wherein TSR if funding such ventures, shall be entitled to 50% of such finds, sites and artifacts.

Operations Manager’s Agreement

In October, 2020, TSR entered into an agreement with an individual consultant to be the Company’s operations manager for site selection and operational oversight. The term of the agreement is for a minimum of one year. The services to be rendered, on an as needed basis include selection for sites, and personnel for diving for recovery operations, assistance in the selection of personnel, contractors, and parties for wreck site scanning, search operations, and recovery operations of wreck sites, analysis and review of shipwreck sites, interaction with state and governmental authorities as necessary for wreck site approval and operations, and at the option of TSR participate in and have the right to appear in media productions involving the Company. There are additional terms in the agreement where the Company has agreed to pay to the consultant shares of its restricted common stock for successfully locating treasure.

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

In September of 2020, TSR Media and the game app developer entered into a Mutual Release and Settlement Agreement and agreed to unwind the Treasure Game App Development and Ownership Memorandum of Understanding and Agreement. Under the terms of the Mutual Release and Settlement Agreement, the game app developer agreed to pay TSR Media $50,000. Additionally, the outstanding amount owed by TSR Media, $32,500, was cancelled. TSR Media does not owe any further payments or fees to the game app developer and the Settlement Agreement concludes all business between the parties. The $82,500 was recorded as other income on the consolidated statements of operations.

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

The Company has no tax position at April 30, 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2021. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at April 30, 2021 and 2020 was $265,627 and $143,029, respectively. The net change in valuation allowance during the years ended April 30, 2021 and 2020 were $122,598 and $124,370, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2021 and 2020.  All tax years since inception remains open for examination only by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2021 and 2020:

	For the Year Ended	For the Year Ended
	April 30, 2021	April 30, 2020

Income tax at federal statutory rate	21.00%	21.00%
Valuation allowance	(21.00)%	(21.00)%
Income tax expense	-	-

The Company has a net operating loss carryforward for tax purposes totaling $1,227,558 at April 30, 2021, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2021	As of April 30, 2020
Non-current deferred tax assets:
Net operating loss carryforward	$1,264,891	$681,089
Tax rate	21%	21%
Deferred tax asset	265,627	143,029
Valuation allowance	(265,627)	(143,029)
Net deferred tax assets	$-	$-

The Company is currently in the process of gathering the information necessary for filing tax returns for past years, due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years.

Note 10 – RELATED PARTY TRANSACTIONS

As of April 30, 2021, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $53,890 as of April 30, 2021, and $46,390 as of April 30, 2020.

During the years ended April 30, 2021 and 2020, the Company paid its President $68,000 and $35,000, respectively, for services provided which are included in professional fees on the consolidated statements of operations.

During the years ended April 30, 2021 and 2020, the Company paid its former Interim CEO $40,450 and $0, respectively, for services provided which are included in consulting and accounting fees on the consolidated statements of operations.

During the years ended April 30, 2021 and 2020, the Company paid an individual related to the Company’s President $500 and $0, respectively, in consulting fees for assistance with the Company’s information technology, computer set up and maintenance.

Note 11 – SUBSEQUENT EVENTS

Subsequent to April 30, 2021 the Company entered into the following convertible notes payable:

1)	A convertible note payable due May 5, 2022 in the principal amount of $150,000 with a 10% per annum interest rate and convertible into shares of common stock at a rate of $0.10;

2)	A convertible note payable due May 7, 2022 in the principal amount of $100,000 with a 10% per annum interest rate and convertible into shares of common stock at a rate of $0.10; and

3)	A convertible note payable due May 19, 2022 in the principal amount of $150,000 with a 10% per annum interest rate and convertible into shares of common stock at a rate of $0.10.

Subsequent to April 30, 2021 the Company issued the following shares of restricted common stock:

-	600,000 shares total financing fees for two convertible promissory notes with an approximate value of $165,000 based on the price of the Company’s stock the date of the issuance of the shares; and

-	550,000 compensatory shares to three separate parties with an approximate value of $156,500 based prince of the Company’s stock on the date of the issuance of the shares.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of April 30, 2021. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of April 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of April 30, 2021, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended April 30, 2021.

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

The name, age and position of the company officers and director is set forth below:

Name	Age	Position	Since
Craig A. Huffman[1]	55	President, Treasurer, Chief Financial Officer and Director of the Company	April 28, 2019

Blake G. McMahan[2]	48	Interim Chief Executive Officer	March 1, 2020

[1]	Craig A. Huffman has held the offices/positions since the resignation of the prior CEO and Director of the Company, and he is expected to hold said offices/positions until the next annual meeting of the shareholders.

[2]	Mr. McMahan was no longer interim Chief Executive Officer as of February 2021.

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officer paid by us during the years ended April 30, 2021 and 2020, in all capacities for the accounts of our executives, including the current Interim Chief Executive Officer (CEO) and President and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Huffman(1)	04/30/2021	--	--	--	--	--	--	--	68,000
President, CFO	04/30/2020	--	--	--	--	--	--	--	35,000

Blake McMahon(2)	04/30/2021	--	--	--	--	--	--	--	40,450
Interim CEO	04/30/2020	--	--	--	--	--	--	--	--

(1)	During the years ended April 30, 2021 and 2020 the Company did not pay any stock based compensation, options, or bonuses to Mr. Huffman.

(2)	Mr. MacMahon was Interim CEO until February 2021. During the years ended April 30, 2021 and 2020 the Company did not pay any stock based compensation, options, or bonuses to Mr. McMahon. Upon agreeing to become TSR’s Interim CEO, Mr. McMahon was promised 250,000 shares of the Company’s restricted stock. These shares were not issued to Mr. McMahon until subsequent to April 30, 2021.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2021.

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

Our total authorized capital stock consists of 75,000,000 shares of common stock, $0.001 par value per share. As of August 9, 2021, there were 9,269,502 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of August 9, 2021.

	Shares of	Percentage of
	common stock	common shares
	beneficially owned	beneficially owned [2]
Name and Address of Beneficial Owners [1]
Galleon Ventures, LLC	1,200,000	12.91%
Battle Holdings, LLC	1,159,667	12.47%
Greentree Financial Group, Inc.	800,000	8.61%
Hela Schneider	555,000	5.97%
Carran Schneider	555,000	5.97%
Donald M. Beavers	500,000	5.38%
BUA, LLC	490,000	5.27%
Peck & Gross, LLC	489,050	5.26%
All beneficial holders as group (7 persons or entities)	5,748,717	61.84%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Treasure & Shipwreck Recovery, Inc., 13046 Racetrack Road, #234, Tampa, Florida 33626.

(2)	Percentages are based on 9,269,502 shares of common stock issued and outstanding at August 9, 2021.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of April 30, 2021, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the director was $53,890 at April 30, 2021.

The Company entered into an agreement on March 1, 2020 with Blake G. McMahan to be its Interim CEO, See Note 8 - Commitments and Contingencies.

Except for the foregoing, none of the following persons has any direct or indirect material interest in any transaction to which the Company was or is a party since the beginning of the last fiscal year, or in any proposed transaction to which the Company proposes to be a party:

●	(A) any of the director(s) or executive officer(s);

●	(B) any nominee for election as one of the Company’s directors;

●	(C) any person who is known by the Company to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to the Company’s Common Stock, or

●	(D) any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A),(B) or (C) above.

There are not currently any conflicts of interest by or among the Company’s current officer, director, key employee or advisors. The Company has not yet formulated a policy for handling conflicts of interest, if any arise; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

Item 14. Principal Accountant Fees and Services

On November 16, 2019, the TSR’s Board of Directors approved the engagement of Accell Audit & Compliance, P.A (“Accell”) as its independent registered public accounting firm.

During the fiscal year ended April 30, 2021, we incurred approximately $19,500 in fees to our principal independent accountants for professional services rendered for the audit and review of our consolidated financial statements.

During the fiscal year ended April 30, 2020, we incurred approximately $16,000 in fees to our principal independent accountants for professional services rendered for the audit and review of our consolidated financial statements.

Tax Fees

For the years ended April 30, 2021 and 2020, the Company paid $0 in fees for professional services rendered related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended April 30, 2021 and 2020.

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

Treasure & Shipwreck Recovery, Inc.

Date: August 13, 2021	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)