Form 10-Q
period 2021-07-31
Treasure & Shipwreck Recovery, Inc.
filed 2021-09-15
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 9,296,502 common shares issued and outstanding as of September 14, 2021.

Treasure & Shipwreck Recovery, Inc.
QUARTERLY REPORT ON FORM 10-Q
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Treasure & Shipwreck Recovery, Inc., formerly Beliss Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of July 31, 2021 and April 30, 2021

	July 31, 2021 (Unaudited)	April 30, 2021
ASSETS
Current Assets
Cash	$243,087	$197,761
Total current assets	243,087	197,761

Fixed Assets
Fixed assets, net of depreciation	32,541	36,173
Total fixed assets	32,541	36,173

Other Assets
Trademark	636,000	636,000
Security deposit	11,000	1,000
Total other assets	647,000	637,000

Total Assets	$922,628	$870,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$16,875	$1,567
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	179,795	25,000
Short term loans	16,763	16,763

Related party convertible loan	53,890	53,890
Total current liabilities	276,023	105,920

Total Liabilities	276,023	105,920

Stockholders’ Equity
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding.	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 9,296,502 and 8,146,502 shares issued at July 31, 2021 and April 30, 2021, respectively	9,297	8,147
Common stock to be issued	108,000	312,500
Additional paid in capital	2,284,308	1,709,258
Accumulated deficit	(1,755,000)	(1,264,891)
Total Stockholders’ Equity	646,605	765,014

Total Liabilities and Stockholders’ Equity	$922,628	$870,934

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended July 31, 2021 and 2020

(Unaudited)

	Three months ended July 31, 2021 (Unaudited)	Three months ended July 31, 2020 (Unaudited)
REVENUES	$-	$-
Cost of revenues	-	-
Gross profit	-	-

OPERATING EXPENSES
Boat expenses	117,621	20,261
Professional fees	58,089	53,869
Consulting and accounting	50,408	98,250
General and administrative expenses	42,333	16,218
Research and Development	20,000	-
Legal Fees	14,750	-
Labor	11,605	-
Depreciation	3,633	12,132
TOTAL OPERATING EXPENSES	318,439	200,730

NET LOSS FROM OPERATIONS	(318,439)	(200,730)

OTHER EXPENSES
Interest expense	171,670	-
NET LOSS BEFORE INCOME TAXES	(490,109)	(200,730)

NET LOSS	$(490,109)	$(200,730)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,160,946	7,754,836

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO STOCKHOLDERS’ EQUITY

Three months ended July 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, April 30, 2020	-	$-	7,396,502	$7,397	$79,500	$1,257,553	$(681,089)	$663,361

Issuance of preferred shares	51	-	-	-	-	202,455	-	202,455

Stock compensation	-	-	-	-	93,750	-	-	93,750

Net loss	-	-	-	-	-	-	(200,730)	(200,730)

Balance, July 31, 2020	51	$-	7,396,502	$7,397	$173,250	$1,460,008	$(881,819)	$758,836

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, April 30, 2021	51	$-	8,146,502	$8,147	$312,500	$1,709,258	$(1,264,891)	$765,014

Common stock issued for financing fees	-	-	800,000	800	-	200,875	-	201,675

Stock compensation	-	-	350,000	350	(204,500)	204,150	-	-

Warrants issued with debt	-	-	-	-	-	158,325	-	158,325

Warrants issued for services	-	-	-	-	-	11,700	-	11,700

Net loss	-	-	-	-	-	-	(490,109)	(490,109)

Balance, July 31, 2021	51	$-	9,296,502	$9,297	$108,000	$2,284,308	$(1,755,000)	$646,605

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended July 31, 2021 and 2020

	Three months ended July 31, 2021 (Unaudited)	Three months ended July 31, 2020 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(490,109)	$(200,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,633	12,132
Warrants issued for services	11,700	-
Stock compensation	-	93,750
Amortization of discount	145,409	-
Changes in operating assets and liabilities:
Security deposits	(10,000)	-
Accounts payable and accrued expenses	(15,307)	(15,000)
CASH FLOWS USED IN OPERATING ACTIVITIES	(354,674)	(109,848)

CASH FLOWS FROM INVESTING ACTIVITIES
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of preferred stock	-	202,455
Proceed from sales of convertible notes	400,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	400,000	202,455

NET INCREASE (DECREASE) IN CASH	45,326	92,607

Cash, beginning of period	197,761	6,678

Cash, end of period	$243,087	$99,285

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Warrants issued with debt	$158,325	$-

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2021

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Treasure & Shipwreck Recovery, Inc. (“TSR” or the “Company”) was incorporated in the State of Nevada on October 24, 2016 as Beliss Corp. The Company changed its name to Treasure & Shipwreck Recovery, Inc. on June 26, 2019.

TSR formed TSR Holdings, Inc., a wholly owned subsidiary, on August 22, 2019, as the Company’s operating vehicle to focus on the recovery of sunken treasure from historic shipwrecks. On April 6, 2020, TSR formed TSR Media Group, Inc. (“TSR Media”), a wholly owned subsidiary, in order to develop various digital media properties. TSR Media is in the process of developing, through an outside app developer, a treasure search and salvage gaming app.

Note 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from September 15, 2021. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At July 31, 2021, the Company had working capital of $32,936. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

To date, TSR has not suffered any significant setback due to COVID-19 interfering with operations.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies of TSR is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements. The Company’s year-end is April 30. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended April 30, 2021. The results of the three months ended July 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending April 30, 2022.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of TSR Holdings, Inc. and TSR Media Group, Inc., which are wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the three month periods ended July 31, 2021 and 2020 include the useful life of property and equipment, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at July 31, 2021 and April 30, 2021. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2021, the Company had $0 in excess of the FDIC insured limit.

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

Basic Loss per Share

The Company has adopted FASB ASC 260-10, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

The potentially dilutive common stock equivalents for the quarters ended July 31, 2021 and 2020 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of July 31, 2021 and 2020, there were approximately 7,736,596 and 16,869 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, short term loans, and the Company’s related party loan from a shareholder approximate their fair values because of the short maturity of these instruments.

Fixed Assets

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Gains and losses upon disposition are reflected in the consolidated statements of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. Currently the Company’s only assets are a diving vessel and a magnetometer which were purchased in fiscal year 2020 and are being depreciated over three to twelve year useful lives.

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company has not recognized impairment on its long-lived assets as of July 31, 2021.

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

Customer Deposits

Customer deposits discloses an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of July 31, 2021 and April 30, 2021.

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

Note 4 – FIXED ASSETS

Fixed assets at July 31 and April 30, 2021 are summarized below:

Fixed Assets	July 31, 2021	April 30, 2021
Diving Vessel	$36,390	$36,390
Magnetometer	24,000	24,000
Accumulated Depreciation	(27,849)	(24,217)
Fixed Assets, Net	$32,541	$36,173

For the three months periods ended July 31, 2021 and 2020 depreciation expenses were $3,633 and $12,132, respectively.

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

Note 6 – NOTES PAYABLE

Related Party Convertible Loan

An officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $53,890 as of July 31, 2021 and April 30, 2021.

Short Term Loans

As of July 31, 2021 and April 30, 2021, the Company had loans totaling $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand.

Convertible Notes Payable

The following table reflects the convertible notes payable as of July 31, 2021 and April 30, 2021:

	Issue Date	Maturity Date	July 31, 2021 Principal Balance	April 30, 2021 Principal Balance	Rate	Conversion Price
Convertible notes payable
	04/26/2021	04/26/2022	$250,000	$-	10.00%	0.10
	04/26/2021	04/26/2022	25,000	-	10.00%	0.10
	05/5/2021	05/05/2022	150,000	-	10.00%	0.10
	05/7/2021	05/07/2022	100,000	-	10.00%	0.10
	05/19/2021	05/19/2022	150,000	-	10.00%	0.10
Face value			$675,000	$-

Less unamortized discounts			495,205	-

Balance convertible notes payable			$179,795	$-

The convertible notes payable are convertible into a fixed number of shares and with no down round protection features. The Company accounted for the beneficial conversion features based on the intrinsic value at the date of issuance. During the quarter ended July 31, 2021 and year ended April 30, 2021, the Company recognized beneficial conversion features totaling $400,000 and $250,000, respectively. The discount from the beneficial conversion features are being amortized through charges to interest expense over the term of the convertible notes payable. The Company recorded interest expense related to the amortization of debt discounts of $145,409 and $0 for the quarter ended July 31, 2021 and the year ended April 30, 2021, respectively.

New Convertible Notes Payable Issued During the Three Month Periods Ended July 31, 2021 and 2020

On May 5, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with a face value of $150,000, including a $15,000 original issue discount, bears interest at 10.0% per annum and is due on May 5, 2022. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

On May 7, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with a face value of $100,000, including a $10,000 original issue discount, bears interest at 10.0% per annum and is due on May 7, 2022. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

On May 19, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with a face value of $150,000, including a $15,000 original issue discount, bears interest at 10.0% per annum and is due on May 19, 2022. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

The Company did not enter into any new convertible note payable agreements during the three month period ended July 31, 2020.

Note 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock, $0.001 par value per share.

Common Stock Issuances

During the three month period ended July 31, 2021, the Company issued the following shares of restricted common stock:

-	800,00 shares for financing fees totaling $201,675; and

-	350,000 shares as stock compensation valued at $133,000. The Company determined the fair value of the shares issued using the stock price on date of grant or issuance. Compensation expense is recognized as the services are provided to the Company.

During the three month period ended July 31, 2021, the Company issued the following shares of restricted common stock:

-	None.

The Company is in the process of cancelling the shares issued to an individual from the cancelled Southern Amusement transaction. All such shares are held in escrow for cancellation under the Company’s Counsel and President.

Series A Preferred Stock

On May 1, 2020, the Company’s Board authorized the creation of 100 Series A preferred shares. The Series A preferred shares will pay a quarterly payment based upon gaming revenue sharing, which all 100 Series A preferred shares will receive twenty percent of TSR’s portion of the game revenue from its game app., which equates to thirteen percent of total game gross revenues. Each Series A preferred share was priced at $4,000 with a minimum purchase of three Series A preferred shares and are only eligible to be purchased by accredited investors. Each Series A preferred share will receive one hundredth of twenty percent of TSR game net as revenue sharing. Each Series A preferred share will continue to exist, unless the game app. is sold to another entity, at which time the Series A preferred shareholders will receive their same percentage of the game sales proceeds price, if or when such occurs. The Series A preferred shares are not convertible into common shares and are subject to all other restrictions on securities as set forth.

At July 31, 2021 the Company had 51 shares of Series A preferred shares issued and outstanding.

Warrants

During the three month periods ended July 31, 2021 and 2020, the Company issued 599,000 and 0 warrants, respectively.

The following table shows the warrants outstanding at July 31, 2021:

	Number of	Weighted Average	Weighted Average Remaining	Average Intrinsic
	Warrants	Exercise Price	Life (Years)	Value
Outstanding, April 30, 2021	368,000	$0.25	5	$0.11
Granted	599,000	0.25	5	0.11
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, July 31, 2021	967,000	0.25	5	0.11
Exercisable, July 31, 2021	967,000	0.25	5	0.11

During the three month period ended July 31, 2021, the Company issued 599,000 common stock warrants to multiple lenders under the terms of a convertible note payable agreement. The warrants vested 100% at the time that they were issued, have an exercise price of $0.25 per share and expire July 31, 2026. The warrants granted were fair valued at $170,025 using the Black-Scholes option pricing model with the following variables: annual dividend yield 0%; expected life of 5 years; risk fee rate of return 0.86%; and expected volatility of 500%.

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

Note 9 – RELATED PARTY TRANSACTIONS

As of July 31, 2021, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $53,890 as of July 31, 2021, and $46,390 as of April 30, 2020.

Note 10 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through September 15, 2021, the date the financial statements were available to be issued. There are no subsequent events to report.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from September 15, 2021.

Summary of the Three Months Ended July 31, 2021 Results of Operations Compared to the Three Month Period Ended July 31, 2020 Results of Operations

Revenue

The Company did not generate any revenue during the three month periods ended July 31, 2021 and 2020.

Operating Expenses

Operating expenses were $318,439 during the three month period ended July 31, 2021 versus $200,730 during the three month period ended July 31, 2020, a year-over-year increase of approximately 58.7%. The Company’s operating expenses increased mainly due to a substantial increase in boat expenses. The Company incurred boat expenses of $117,621 during the three month period ended July 31, 2021 as compared to boat expenses of $20,261 during the same period in 2020, an increase of approximately 480.5%. Boat expenses increased as a result of the Company expanding its operational footprint and spending significantly more time exploring for shipwrecks and related artifacts and treasure. Professional fees were $58,089 in 2021 versus $53,869 in 2020, an increase of approximately 7.8%. Consulting and accounting fees were $50,408 in 2021 and $98,250 in 2020, a decrease of nearly 48.7%, In 2021 general and administrative expenses were $42,333 and in 2020 they were $16,218, an increase of approximately 161%. Research and development expenses were $20,000 in 2021 and $0 in 2020. Legal fees were $14,750 in 2021 and $0 in 2020. Labor expenses were $11,605 in 2021 and $0 in 2020. Depreciation expenses were $3,633 in 2021 and $12,132 in 2020.

Other Income (Expenses)

Interest expense was $171,670 during the three month period ended July 31, 2021. There was no interest expense during the same period in 2020. The interest expense in 2021 was a result of the amortization of the interest relating to the beneficial conversion features of several convertible promissory notes.

Net Loss

For the three month period ended July 31, 2021 the Company incurred net losses of $490,109 versus net losses of $200,730 for the three month period ended July 31, 2020, a year-over-year increase of approximately 144.2%,

Liquidity and capital resources

As at July 31, 2021, our total assets were $922,628.

As at July 31, 2021, our current liabilities were $276,023 and Stockholders’ equity was $646,605.

As of July 31, 2021 we had a net working capital deficit of $32,936.

Cash flows from operating activities

For the three month period ended July 31, 2021 net cash flows used in operating activities was $354,674.

For the three month period ended July 31, 2020 net cash flows used in operating activities was $109,848.

Cash flows from investing activities

For the three month period ended July 31, 2021 net cash flow used in investing activities was $0.

For the three month period ended July 31, 2020 net cash flow used in investing activities was $0.

Cash flows from financing activities

For the three month period ended July 31, 2021 cash flows from financing activities were $400,000.

For the three month period ended July 31, 2020 cash flows from financing activities were $202,405.

Future Financings

We will continue to rely on equity sales of the Company’s common shares in order to continue to fund business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that the Company will achieve any additional sales of equity securities or arrange for debt or other financing to fund planned operations. Future financing activities involving the sale of common stock under subscription agreements or entering into convertible promissory note agreements may cause substantial dilution to current shareholders.

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At July 31, 2021, the Company had a working capital deficit of $32,936. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from September 14, 2021.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of July 31, 2021. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of July 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

*	The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

*	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

*	We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is Management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

A material weakness is a deficiency (within the meaning of the PCAOB auditing standard 5 or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company’s limited resources and personnel.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of July 31, 2021, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the three month period ended July 31, 2021.

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

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued the following shares of restricted common stock during the quarter ended July 31, 2021:

-	800,000 shares total financing fees for three convertible promissory notes with an approximate value of $201,500 based on the price of the Company’s stock on the date of the issuance of the shares; and

-	350,000 compensatory shares to three separate parties with an approximate value of $204,500 based on the price of the Company’s stock on the date of the issuance of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

99.1	Temporary Hardship Exemption

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Treasure & Shipwreck Recovery, Inc.

Date: September 15, 2021	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)