Form 10-Q/A
period 2021-07-31
Treasure & Shipwreck Recovery, Inc.
filed 2021-09-22
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Treasure & Shipwreck Recover, Inc.'s Quarterly Report on Form 10-Q for the period ended July 31, 2021, filed with the Securities and Exchange Commission on September 15, 2021 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and a few immaterial typos were updated.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended July 31, 2021 and 2020

	Three months ended July 31, 2021 (Unaudited)	Three months ended July 31, 2020 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(490,109)	$(200,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,633	12,132
Warrants issued for services	11,700	-
Stock compensation	-	93,750
Amortization of discount	145,409	-
Changes in operating assets and liabilities:
Security deposits	(10,000)	-
Accounts payable and accrued expenses	(15,307)	(15,000)
CASH FLOWS USED IN OPERATING ACTIVITIES	(354,674)	(109,848)

CASH FLOWS FROM INVESTING ACTIVITIES
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of preferred stock	-	202,455
Proceed from sales of convertible notes	400,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	400,000	202,455

NET INCREASE (DECREASE) IN CASH	45,326	92,607

Cash, beginning of period	197,761	6,678

Cash, end of period	$243,087	$99,285

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Warrants issued with debt	$158,325	$-

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

Convertible Notes Payable

The following table reflects the convertible notes payable as of July 31, 2021 and April 30, 2021:

	Issue Date	Maturity Date	July 31, 2021 Principal Balance	April 30, 2021 Principal Balance	Rate	Conversion Price
Convertible notes payable
	04/26/2021	04/26/2022	$250,000	$250,000	10.00%	0.10
	04/26/2021	04/26/2022	25,000	25,000	10.00%	0.10
	05/5/2021	05/05/2022	150,000	-	10.00%	0.10
	05/7/2021	05/07/2022	100,000	-	10.00%	0.10
	05/19/2021	05/19/2022	150,000	-	10.00%	0.10
Face value			$675,000	$275,000

Less unamortized discounts			495,205	250,000

Balance convertible notes payable			$179,795	$25,000

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

Note 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock, $0.001 par value per share.

Common Stock Issuances

During the three month period ended July 31, 2021, the Company issued the following shares of restricted common stock:

-	800,000 shares for financing fees totaling $201,675; and

-	350,000 shares as stock compensation valued at $133,000. The Company determined the fair value of the shares issued using the stock price on date of grant or issuance. Compensation expense is recognized as the services are provided to the Company.

During the three month period ended July 31, 2021, the Company issued the following shares of restricted common stock:

-	None.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Treasure & Shipwreck Recovery, Inc.

Date: September 21, 2021	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)