Form 10-Q
period 2021-10-31
Treasure & Shipwreck Recovery, Inc.
filed 2021-12-17
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 9,296,502 common shares issued and outstanding as of December 16, 2021.

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

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2021 and April 30, 2021

	October 31, 2021 (Unaudited)	April 30, 2021
ASSETS
Current Assets
Cash	$48,487	$197,761
Total current assets	48,487	197,761
Fixed Assets
Fixed assets, net of depreciation	28,908	36,173
Total fixed assets	28,908	36,173
Other Assets
Trademark	636,000	636,000
Security deposit	11,000	1,000
Total other assets	647,000	637,000
Total Assets	$724,395	$870,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$39,750	$1,567
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	343,630	25,000
Short term loans	16,763	16,763
Related party convertible loan	53,890	53,890
Total current liabilities	462,733	105,920

Total Liabilities	462,733	105,920

Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding at October 31, 2021 and April 30, 2021	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 9,296,502 and 8,146,502 shares issued and outstanding at October 31, 2021 and April 30, 2021, respectively	9,297	8,147
Common stock to be issued	108,000	312,500
Additional paid in capital	2,284,308	1,709,258
Accumulated deficit	(2,139,943)	(1,264,891)
Total Stockholders’ Equity	261,662	765,014
Total Liabilities and Stockholders’ Equity	$724,395	$870,934

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and six months ended October 31, 2021 and 2020

(Unaudited)

	Three months ended October 31, 2021 (Unaudited)	Three months ended October 31, 2020 (Unaudited)	Six months ended October 31, 2021 (Unaudited)	Six months ended October 31, 2020 (Unaudited)
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Consulting and accounting	22,150	95,926	72,558	194,176
Labor	4,087	-	35,692	-
Legal Fees	10,000	-	24,750	-
Professional fees	17,077	17,112	75,166	70,981
Boat expenses	118,064	14,249	235,685	34,511
Research and Development	8,000	-	8,000	-
General and administrative expenses	21,222	35,153	63,556	51,370
Depreciation	3,633	12,133	7,265	24,265
TOTAL OPERATING EXPENSES	204,233	174,573	522,672	375,303

NET LOSS FROM OPERATIONS	(204,233)	(174,573)	(522,672)	(375,303)

OTHER INCOME (EXPENSE)
Interest expense	(180,710)	-	(352,380)	-
Other income	-	82,500	-	82,500

NET LOSS BEFORE INCOME TAX	(384,943)	(92,073)	(875,052)	(292,803)

Provision for income tax	-	-	-	-

NET LOSS	$(384,943)	$(92,073)	$(875,052)	$(292,803)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.04)	$(0.01)	$(0.10)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,269,502	7,396,502	9,228,724	7,396,502

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO STOCKHOLDERS’ EQUITY

Three and six months ended October 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, April 30, 2020	-	$-	7,396,502	$7,397	$79,500	$1,257,553	$(681,089)	$663,361

Issuance of preferred shares	51	-	-	-	-	202,455	-	202,455

Stock compensation	-	-	-	-	93,750	-	-	93,750

Net loss	-	-	-	-	-	-	(200,730)	(200,730)

Balance, July 31, 2020	51	-	7,396,502	7,397	173,250	1,460,008	(881,819)	758,836

Stock compensation	-	-	-	-	39,250	-	-	39,250

Net loss	-	-	-	-	-	-	(92,073)	(92,073)

Balance, October 31, 2020	51	$-	7,396,502	$7,397	$212,500	$1,460,008	$(973,892)	$706,013

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, April 30, 2021	51	$-	8,146,502	$8,147	$312,500	$1,709,258	$(1,264,891)	$765,014

Common stock issued for financing fees	-	-	800,000	800	-	200,875	-	201,675

Stock compensation	-	-	350,000	350	(204,500)	204,150	-	-

Warrants issued with debt	-	-	-	-	-	158,325	-	158,325

Warrants issued for services	-	-	-	-	-	11,700	-	11,700

Net loss	-	-	-	-	-	-	(490,109)	(490,109)

Balance, July 31, 2021	51	-	9,296,502	9,297	108,000	2,284,308	(1,755,000)	646,605

Net loss	-	-	-	-	-	-	(384,943)	(384,943)

Balance, October 31, 2021	51	$-	9,296,502	$9,297	$108,000	$2,284,308	$(2,139,943)	$261,662

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended October 31, 2021 and 2020

	Six months ended October 31, 2021 (Unaudited)	Six months ended October 31, 2020 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(875,052)	$(292,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,265	24,265
Warrants issued for services	11,700	-
Amortization of debt discount	318,630	-
Stock compensation	-	133,000
Changes in operating assets and liabilities:
Security deposits	(10,000)	-
Accounts payable and accrued expenses	38,183	(55,500)

CASH FLOWS USED IN OPERATING ACTIVITIES	(509,274)	(191,038)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceed from convertible notes payable	360,000	-
Proceed from sales of preferred stock	-	202,455

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	360,000	202,455

NET INCREASE (DECREASE) IN CASH	(149,274)	11,417

Cash, beginning of period	197,761	6,678

Cash, end of period	$48,487	$18,095

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Warrants issued with debt	$158,325	$-

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

October 31, 2021

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

Note 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from December 16, 2021. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At October 31, 2021, the Company had working capital deficit of $414,246. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

 Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies of TSR is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements. The Company’s year-end is April 30. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Form 10-K annual report for the year ended April 30, 2021. The results of the six months ended October 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending April 30, 2022.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of TSR Holdings, Inc. and TSR Media Group, Inc., which are wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the six month periods ended October 31, 2021 and 2020 include the useful life of property and equipment, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at October 31, 2021 and April 30, 2021. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of October 31, 2021, the Company had $0 in excess of the FDIC insured limit.

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

The potentially dilutive common stock equivalents for the quarters ended October 31, 2021 and 2020 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of October 31, 2021 and 2020, there were approximately 8,074,096 and 16,869 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company has not recognized impairment on its long-lived assets as of October 31, 2021.

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

Customer Deposits

Customer deposits discloses an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of October 31, 2021 and April 30, 2021.

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

Note 4 – FIXED ASSETS

Fixed assets at October 31 and April 30, 2021 are summarized below:

Fixed Assets	October 31, 2021	April 30, 2021
Diving Vessel	$36,390	$36,390
Magnetometer	24,000	24,000
Accumulated Depreciation	(31,482)	(24,217)
Fixed Assets, Net	$28,908	$36,173

For the six months periods ended October 31, 2021 and 2020 depreciation expenses were $7,265 and $24,265, respectively.

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

Note 6 – NOTES PAYABLE

Related Party Convertible Loan

An officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $53,890 as of October 31, 2021 and April 30, 2021.

Short Term Loans

As of October 31, 2021 and April 30, 2021, the Company had loans totaling $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand.

Convertible Notes Payable

The following table reflects the convertible notes payable as of October 31, 2021 and April 30, 2021:

	Issue Date	Maturity Date	October 31, 2021 Principal Balance	April 30, 2021 Principal Balance	Rate	Conversion Price
Convertible notes payable
	04/26/2021	04/26/2022	$250,000	$250,000	10.00%	0.10
	04/26/2021	04/26/2022	25,000	25,000	10.00%	0.10
	05/5/2021	05/05/2022	150,000	-	10.00%	0.10
	05/7/2021	05/07/2022	100,000	-	10.00%	0.10
	05/19/2021	05/19/2022	150,000	-	10.00%	0.10
Face value			$675,000	$275,000

Less unamortized discounts			331,370	250,000

Balance convertible notes payable			$343,630	$25,000

The convertible notes payable are convertible into a fixed number of shares and with no down round protection features. The Company accounted for the beneficial conversion features based on the intrinsic value at the date of issuance. During the six months ended October 31, 2021 and year ended April 30, 2021, the Company recognized beneficial conversion features totaling $400,000 and $250,000, respectively. The discount from the beneficial conversion features are being amortized through charges to interest expense over the term of the convertible notes payable. The Company recorded interest expense related to the amortization of debt discounts of $318,630 and $0 for the six months ended October 31, 2021 and the year ended April 30, 2021, respectively.

New Convertible Notes Payable Issued During the Six Month Periods Ended October 31, 2021 and 2020

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

The Company did not enter into any new convertible note payable agreements during the six month period ended October 31, 2020.

Note 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock, $0.001 par value per share.

Common Stock Issuances

During the six month period ended October 31, 2021, the Company issued the following shares of restricted common stock:

-	800,000 shares for financing fees totaling $201,675; and

-	350,000 shares as stock compensation valued at $133,000. The Company determined the fair value of the shares issued using the stock price on date of grant or issuance. Compensation expense is recognized as the services are provided to the Company.

During the six month period ended October 31, 2020, the Company issued the following shares of restricted common stock:

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

At October 31, 2021 the Company had 51 shares of Series A preferred shares issued and outstanding.

Warrants

During the six month periods ended October 31, 2021 and 2020, the Company issued 599,000 and 0 warrants, respectively.

The following table shows the warrants outstanding at October 31, 2021:

	Number of	Weighted Average	Weighted Average Remaining	Average Intrinsic
	Warrants	Exercise Price	Life (Years)	Value
Outstanding, April 30, 2021	368,000	$0.25	5	$0.11
Granted	599,000	0.25	5	0.11
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, October 31, 2021	967,000	0.25	5	0.11
Exercisable, October 31, 2021	967,000	0.25	5	0.11

During the six month period ended October 31, 2021, the Company issued 599,000 common stock warrants to multiple lenders under the terms of a convertible note payable agreement. The warrants vested 100% at the time that they were issued, have an exercise price of $0.25 per share and expire July 31, 2026. The warrants granted were fair valued at $170,025 using the Black-Scholes option pricing model with the following variables: annual dividend yield 0%; expected life of 5 years; risk fee rate of return 0.86%; and expected volatility of 500%.

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

Operations Manager’s Agreement

In October of 2020, TSR entered into an agreement with an individual consultant to be the Company’s operations manager for site selection and operational oversight. The term of the agreement is for a minimum of one year. The services to be rendered, on an as needed basis include selection for sites, and personnel for diving for recovery operations, assistance in the selection of personnel, contractors, and parties for wreck site scanning, search operations, and recovery operations of wreck sites, analysis and review of shipwreck sites, interaction with state and governmental authorities as necessary for wreck site approval and operations, and at the option of TSR participate in and have the right to appear in media productions involving the Company. There are additional terms in the agreement where the Company has agreed to pay to the consultant shares of its restricted common stock for successfully locating treasure.

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

Board of Directors Agreements

In September of 2021, the Company entered into agreements with two individuals to join on the Company’s Board of Directors. Under the Board of Directors Agreements, each of the Directors agreed to serve as an independent outside director of the Company and to serve on the Company’s Board of Directors (the “Board”) and to provide those services required of a director under the Company’s Certificate of Incorporation and Bylaws, as both may be amended from time to time (“Articles and Bylaws”) and under Nevada law, the federal securities laws and other state and federal laws and regulations, as applicable. The Director shall render such advice and consent necessary for the best interests of the Company based upon best business judgment. The term of each of the of Directors agreements is for two years. During the term of this Agreement, the Company will reimburse the Directors for reasonable, business related expenses approved by or as reasonably necessary for the Company, with such approval not to be unreasonably withheld. For his or her services as a Director of the Company, the Director shall receive the option for shares of the Company, to be earned at the value of $2,000 per month for such first two year term, at the lowest of conversion of such amount at $0.10 per share, or if such shares are publicly trading at over $0.50 per share for a period of over 30 trading days during such term, then such price value per share shall be adjusted to $0.25 per share. The Director shall also have the option to purchase such the same amount of shares in the same amount ($2,000 per month) accumulated during such term, and such option shall be able to be exercised within sixty days of the end of each calendar year. Such rights shall be cumulative, and shall pass by will or estate for the period of time served. Additional Compensation shall be awarded on success of the Company. This shall include the following examples, and would be awarded to all directors upon some of these examples of success, would be: 1) Find of “appreciable” treasure” in such amounts as we determine, 2) Value of stock price appreciation and volume on parameters we would set, 3) The deployment and action of a Reg A filing for another amount of actual equity raise, 4) Having a game developed in stages, 5) Success on Reg A funding to take out all loans, etc., 6) Development of new site rights, access, and recoveries, 7) Acquisitions of other business ventures, in treasure salvage or otherwise, 8) Other television, gaming, on line and any other values brought to the Company. Directors shall also be paid at discretion of the Board of Directors for business venture enhancements, including stock and shareholder value, and other amounts.

Note 9 – RELATED PARTY TRANSACTIONS

As of October 31, 2021, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $53,890 as of October 31, 2021 and April 30, 2021.

Note 10 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through December 17, 2021, the date the financial statements were available to be issued. There are no subsequent events to report.

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

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from December 16, 2021.

Summary of the Six Months Ended October 31, 2021 Results of Operations Compared to the Six Month Period Ended October 31, 2020 Results of Operations

Revenue

The Company did not generate any revenue during the six month periods ended October 31, 2021 and 2020.

Operating Expenses

Operating expenses were $522,672 during the six month period ended October 31, 2021 versus $375,303 during the six month period ended October 31, 2020, a year-over-year increase of approximately 39%. The Company’s operating expenses increased mainly due to a substantial increase in boat expenses. The Company incurred boat expenses of $235,685 during the six month period ended October 31, 2021 as compared to boat expenses of $34,511 during the same period in 2020, an increase of approximately 582%. Boat expenses increased as a result of the Company expanding its operational footprint and spending significantly more time exploring for shipwrecks and related artifacts and treasure. Professional fees were $75,166 in 2021 versus $70,981 in 2020. Consulting and accounting fees were $72,558 in 2021 and $194,176 in 2020. Consulting fees decreased in 2021 due to fewer consulting services related to corporate business and corporate development activities. In 2021 general and administrative expenses were $63,556 and in 2020 they were $51,370. Research and development expenses were $8,000 in 2021 and $0 in 2020. Legal fees were $24,750 in 2021 and $0 in 2020. Legal fees increased in 2021 due to the engagement of outside legal counsel to assist with an offering filing and legal services related to the Company’s financings. Labor expenses were $35,692 in 2021 and $0 in 2020. Labor expenses increased due to increased activity in the Company’s core treasure salvage operations. Depreciation expenses were $7,265 in 2021 and $24,265 in 2020.

Other Income (Expenses)

Interest expense was $352,380 during the six month period ended October 31, 2021. There was no interest expense during the same period in 2020. The interest expense in 2021 was a result of the amortization of the interest relating to the beneficial conversion features of several convertible promissory notes. Other income was $0 during the six month period ended October 31, 2021 and $82,500 during the six month period ended October 31, 2020.

Net Loss

For the six month period ended October 31, 2021 the Company incurred net losses of $875,052 versus net losses of $292,803 for the six month period ended October 31, 2020.

Summary of the Three Months Ended October 31, 2021 Results of Operations Compared to the Three Month Period Ended October 31, 2020 Results of Operations

Revenue

The Company did not generate any revenue during the three month periods ended October 31, 2021 and 2020.

Operating Expenses

Operating expenses were $204,233 during the three month period ended October 31, 2021 versus $174,573 during the three month period ended October 31, 2020, a year-over-year increase of approximately 17%. The Company’s operating expenses increased mainly due to a substantial increase in boat expenses. The Company incurred boat expenses of $118,064 during the three month period ended October 31, 2021 as compared to boat expenses of $14,249 during the same period in 2020, an increase of approximately 728%. Boat expenses increased as a result of the Company expanding its operational footprint and spending significantly more time exploring for shipwrecks and related artifacts and treasure. Professional fees were $17,077 in 2021 versus $17,112 in 2020. Consulting and accounting fees were $22,150 in 2021 and $95,926 in 2020. Consulting fees decreased in 2021 due to fewer consulting services related to corporate business and corporate development activities. In 2021 general and administrative expenses were $21,222 and in 2020 they were $35,153. Research and development expenses were $8,000 in 2021 and $0 in 2020. Legal fees were $10,000 in 2021 and $0 in 2020. Legal fees increased in 2021 due to the engagement of outside legal counsel to assist with an offering filing and legal services related to the Company’s financings. Labor expenses were $4,087 in 2021 and $0 in 2020. Labor expenses increased due to increased activity in the Company’s core treasure salvage operations. Depreciation expenses were $3,633 in 2021 and $12,133 in 2020.

Other Income (Expenses)

Interest expense was $180,710 during the three month period ended October 31, 2021. There was no interest expense during the same period in 2020. Other income was $0 during the three month period ended October 31, 2021 and $82,500 during the three month period ended October 31, 2020.

Net Loss

For the three month period ended October 31, 2021 the Company incurred net losses of $384,943 versus net losses of $92,073 for the three month period ended October 31, 2020.

Liquidity and capital resources

As at October 31, 2021, our total assets were $724,395.

As at October 31, 2021, our current liabilities were $462,733 and Stockholders’ equity was $261,662.

As of October 31, 2021 we had a net working capital deficit of $414,246.

Cash flows from operating activities

For the six month period ended October 31, 2021 net cash flows used in operating activities was $549,274.

For the six month period ended October 31, 2020 net cash flows used in operating activities was $191,038.

Cash flows from investing activities

There were no cash flows from investing activities for the six month period ended October 31, 2021 and 2020.

Cash flows from financing activities

For the six month period ended October 31, 2021 cash flows provided by financing activities were $360,000.

For the six month period ended October 31, 2020 cash flows provided by financing activities were $202,455.

Future Financings

We will continue to rely on equity sales of the Company’s common shares in order to continue to fund business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that the Company will achieve any additional sales of equity securities or arrange for debt or other financing to fund planned operations. Future financing activities involving the sale of common stock under subscription agreements or entering into convertible promissory note agreements may cause substantial dilution to current shareholders. The Company has retained counsel and an outside sponsoring brokerage in September, 2021, for the preparation of a Reg-A for a financial raise which terms have not been set as of yet.

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At October 31, 2021, the Company had a working capital deficit of $414,246. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than six months from December 15, 2021.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of October 31, 2021. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of October 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

*	The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

*	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

*	We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is Management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements. As of October 1, 2021, two outside directors were appointed who shall serve as an audit committee going forward for future filings.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of October 31, 2021, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the six month period ended October 31, 2021.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened litigation against us.

On November 9, 2019, the Company filed a declaratory action in the Sixth Judicial Circuit Court for Pinellas County, Florida for the purpose of obtaining a judicial declaratory judgment as to the Company’s status under the Securities laws as to whether the Company has ever been a “Shell” Company under the Securities Laws. Pursuant to Chapter 86 of the Florida Statutes the Court will render a decision whether the Company had ever met the definition of being a shell company under Rule 405 of the Securities Act, so that all shareholders would be able to utilize Rule 144, and otherwise be able to enjoy complete ownership and sale of such shares. Such matter has been abandoned because no further shell accusation has been raised by any outside agency or firm.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued the following shares of restricted common stock during the six months ended October 31, 2021:

-	800,000 shares total financing fees for six convertible promissory notes with an approximate value of $201,500 based on the price of the Company’s stock on the date of the issuance of the shares; and

-	350,000 compensatory shares to six separate parties with an approximate value of $133,000 based on the price of the Company’s stock on the date of the issuance of the shares.

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

Treasure & Shipwreck Recovery, Inc.

Date: December 17, 2021	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: December 17, 2021	By:	/s/ Frederick Conte
Frederick Conte Director

Date: December 17, 2021	By:	/s/ Patrick Schneider
Patrick Schneider Director