Form 10-Q
period 2022-01-31
Treasure & Shipwreck Recovery, Inc.
filed 2022-03-17
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 9,488,502 common shares issued and outstanding as of March 15, 2022.

Treasure & Shipwreck Recovery, Inc.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim consolidated financial statements of Treasure & Shipwreck Recovery, Inc., formerly Beliss Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim consolidated financial statements are condensed and should be read in conjunction with the company’s latest annual consolidated financial statements. The accompanying consolidated financial statements have been prepared in accordance with “GAAP” for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all the information and notes required by GAAP for a complete financial statement presentation.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2022 and April 30, 2021

	January 31, 2022 (Unaudited)	April 30, 2021
ASSETS
Current Assets
Cash	$21,055	$197,761
Total current assets	21,055	197,761

Fixed Assets
Fixed assets, net of depreciation	25,276	36,173
Total fixed assets, net	25,276	36,173

Other Assets
Trademark	636,000	636,000
Security deposit	11,000	1,000
Total other assets	647,000	637,000

Total Assets	$693,331	$870,934

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued expenses	$65,557	$1,567
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	552,035	25,000
Short term loans	16,763	16,763
Related party convertible loan	53,890	53,890
Total current liabilities	696,945	105,920

Total Liabilities	696,945	105,920

Commitments and contingencies (Note 8)
Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 9,488,502 and 8,146,502 shares issued and outstanding at January 31, 2022 and April 30, 2021, respectively	9,489	8,147
Common stock to be issued	108,000	312,500
Additional paid in capital	2,335,529	1,709,258
Accumulated deficit	(2,456,632)	(1,264,891)
Total Stockholders’ (Deficit) Equity	(3,614)	765,014

Total Liabilities and Stockholders’ (Deficit) Equity	$693,331	$870,934

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended January 31, 2022 and 2021
(Unaudited)

	Three months ended January 31, 2022 (Unaudited)	Three months ended January 31, 2021 (Unaudited)	Nine months ended January 31, 2022 (Unaudited)	Nine months ended January 31, 2021 (Unaudited)
REVENUES	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES
Consulting and accounting	27,550	-	100,108	-
Labor	1,232	10,887	36,925	10,887
Legal Fees	8,825	-	33,575	-
Professional fees	5,448	98,105	80,614	396,726
Boat expenses	11,142	4,496	246,826	39,007
Research and Development	-	-	8,000	-
General and administrative expenses	36,335	7,175	99,891	25,081
Depreciation	3,632	12,132	10,897	36,398
TOTAL OPERATING EXPENSES	94,164	132,795	616,836	508,099

NET LOSS FROM OPERATIONS	(94,164)	(132,795)	(616,836)	(508,099)

OTHER INCOME (EXPENSE)
Interest expense	(222,525)	-	(574,905)	-
Other income	-	-	-	82,500

NET LOSS BEFORE INCOME TAX	(316,689)	(132,795)	(1,191,741)	(425,599)

Provision for income tax	-	-	-	-

NET LOSS	$(316,689)	$(132,795)	$(1,191,741)	$(425,599)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.02)	$(0.13)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,424,502	7,646,502	9,293,893	7,479,835

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
Three and nine months ended January 31, 2022 and 2021
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance, April 30, 2020	-	$-	7,396,502	$7,397	$79,500	$1,257,553	$(681,089)	$663,361
Issuance of preferred shares	51	-	-	-	-	202,455	-	202,455
Stock compensation	-	-	-	-	93,750	-	-	93,750
Net loss	-	-	-	-	-	-	(200,730)	(200,730)

Balance, July 31, 2020	51	-	7,396,502	7,397	173,250	1,460,008	(881,819)	758,836
Stock compensation	-	-	-	-	39,250	-	-	39,250
Net loss	-	-	-	-	-	-	(92,073)	(92,073)

Balance, October 31, 2020	51	-	7,396,502	7,397	212,500	1,460,008	(973,892)	706,013
Stock compensation	-	-	250,000	250	-	24,750	-	25,000
Sale of common stock	-	-	-	-	188	99,812	-	100,000
Net loss	-	-	-	-	-	-	(132,795)	(132,795)

Balance, January 31, 2021	51	$-	7,646,502	$7,647	$212,688	$1,584,570	$(1,106,687)	$698,218

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance, April 30, 2021	51	$-	8,146,502	$8,147	$312,500	$1,709,258	$(1,264,891)	$765,014

Common stock issued for financing fees	-	-	800,000	800	-	200,875	-	201,675
Stock compensation	-	-	350,000	350	(204,500)	204,150	-	-
Warrants issued with debt	-	-	-	-	-	158,325	-	158,325
Warrants issued for services	-	-	-	-	-	11,700	-	11,700
Net loss	-	-	-	-	-	-	(490,109)	(490,109)

Balance, July 31, 2021	51	-	9,296,502	9,297	108,000	2,284,308	(1,755,000)	646,605
Net loss	-	-	-	-	-	-	(384,943)	(384,943)

Balance, October 31, 2021	51	-	9,296,502	9,297	108,000	2,284,308	(2,139,943)	261,662
Stock issued for services	-	-	192,000	192	-	28,608	-	28,800
Warrants issued with debt	-	-	-	-	-	22,613	-	22,613
Net loss	-	-	-	-	-	-	(316,689)	(316,689)

Balance, January 31, 2022	51	$-	9,488,502	$9,489	$108,000	$2,335,529	$(2,456,632)	$(3,614)

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended January 31, 2022 and 2021

(Unaudited)

	Nine months ended January 31, 2022 (Unaudited)	Nine months ended January 31, 2021 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,191,741)	$(425,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,897	36,398
Warrants issued for services	11,700	-
Amortization on debt discount	525,448	-
Stock compensation	-	158,000
Changes in operating assets and liabilities:
Security deposits	(10,000)	-
Accounts payable and accrued expenses	63,990	(55,500)

CASH FLOWS USED IN OPERATING ACTIVITIES	(589,706)	(286,701)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceed from sales of common stock	-	100,000
Proceed from sales of convertible loans	413,000	-
Proceed from sales of preferred stock	-	202,455
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	413,000	302,455

NET INCREASE (DECREASE) IN CASH	(176,706)	15,754

Cash, beginning of period	197,761	6,678

Cash, end of period	$21,055	$22,432

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Warrants issued with debt	$180,938	$-

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

January 31, 2022

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

Note 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from March 17, 2022. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At January 31, 2022, the Company had working capital deficit of $675,890. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These consolidated unaudited financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended April 30, 2021. The results of the nine months ended January 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending April 30, 2022.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of TSR Holdings, Inc. and TSR Media, which are wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the nine month periods ended January 31, 2022 and 2021 include the useful life of property and equipment, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

There were no cash equivalents at January 31, 2022 and April 30, 2021. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2022, the Company had $0 in excess of the FDIC insured limit.

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

For the Company’s service contracts, the services provided are considered to be one single performance obligation. Revenue and expenses are recognized as services are rendered. The average period for satisfying the performance obligation is three months. The Company can confirm that all the requirements are considered in these contracts:

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

The potentially dilutive common stock equivalents for the quarters ended January 31, 2022 and 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of January 31, 2022 and 2021, there were approximately 8,074,096 and 0 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available, or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. The Company has not recognized impairment on its long-lived assets as of January 31, 2022.

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

Customer Deposits

Customer deposits discloses an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of January 31, 2022 and April 30, 2021.

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

Note 4 – FIXED ASSETS

Fixed assets at January 31, 2022 and April 30, 2021 are summarized below:

Fixed Assets	January 31, 2022	April 30, 2021
Diving Vessel	$36,390	$36,390
Magnetometer	24,000	24,000
Accumulated Depreciation	(35,114)	(24,217)
Fixed Assets, Net	$25,276	$36,173

For the nine month periods ended January 31, 2022 and 2021, depreciation expenses were $10,897 and $36,398, respectively.

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

Note 6 – NOTES PAYABLE

Related Party Convertible Loan

An officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $53,890 as of January 31, 2022 and April 30, 2021.

Short Term Loans

As of January 31, 2022 and April 30, 2021, the Company had loans totaling $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand.

Convertible Notes Payable

The following table reflects the convertible notes payable as of January 31, 2022 and April 30, 2021:

		Maturity	January 31, 2022	April 30, 2021		Conversion
	Issue Date	Date	Principal Balance	Principal Balance	Rate	Price
Convertible notes payable
	04/26/2021	04/26/2022	$250,000	$250,000	10.00%	0.10
	04/26/2021	04/26/2022	25,000	25,000	10.00%	0.10
	05/05/2021	05/05/2022	150,000	-	10.00%	0.10
	05/07/2021	05/07/2022	100,000	-	10.00%	0.10
	05/19/2021	05/19/2022	150,000	-	10.00%	0.10
	12/06/2021	03/06/2022	70,666	-	0.00%	0.10
Face value			$745,666	$275,000

Less unamortized discounts			193,631	250,000

Balance convertible notes payable			$552,035	$25,000

The convertible notes payable are convertible into a fixed number of shares and with no down round protection features. The Company accounted for the beneficial conversion features based on the intrinsic value at the date of issuance. During the nine months ended January 31, 2022 and year ended April 30, 2021, the Company recognized beneficial conversion features totaling $400,000 and $250,000, respectively. The discount from the beneficial conversion features are being amortized through charges to interest expense over the term of the convertible notes payable. The Company recorded interest expense related to the amortization of debt discounts on these notes of $482,466 and $0 for the nine months ended January 31, 2022 and the year ended April 30, 2021, respectively.

New Convertible Notes Payable Issued During the Nine Month Periods Ended January 31, 2022 and 2021

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

On December 6, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with a face value of $70,666, including a $17,666 original issue discount, bears interest at 0.0% per annum and is due on March 6, 2022. The default interest rate is 15% if the note is not repaid within ninety days of the issue date, retroactive to the date of issuance. There was also $3,000 for legal fees included in the note balance. After the occurrence of any event of default, the convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The lender also received 282,667 warrants to purchase the Company’s common stock at a purchase price of $0.25 for a period of five years from the date of the note. During the twelve months immediately following the Closing, with respect to each and any securities offering conducted by the Company, the Company agrees to, and hereby does, irrevocably grant to the Buyer the option to purchase up to $1,000,000 worth of the securities offered in such offering at the applicable offering prices thereunder. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

Note 7 – STOCKHOLDERS’ DEFICIT

Common Stock Issuance

During the nine month period ended January 31, 2022, the Company issued the following shares of restricted common stock:

-	800,000 shares for financing fees totaling $201,675; and

-	350,000 shares as stock compensation valued at $204,500. The Company determined the fair value of the shares issued using the stock price on date of grant or issuance. Compensation expense is recognized as the services are provided to the Company.

-	192,000 shares for financing fees totaling $28,800.

During the nine month period ended January 31, 2021, the Company issued the following shares of restricted common stock:

-	250,000 shares of common stock to a consultant for services provided, totaling $25,000.

The Company is in the process of canceling the shares issued to an individual from the canceled Southern Amusement transaction. All such shares are held in escrow for cancellation under the Company’s Counsel and President.

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

At January 31, 2022, the Company had 51 shares of Series A preferred shares issued and outstanding.

Warrants

During the nine month periods ended January 31, 2022 and 2021, the Company issued 887,667 and 0 warrants, respectively.

The following table shows the warrants outstanding at January 31, 2022:

	Number of	Weighted Average	Weighted Average Remaining	Average Intrinsic
	Warrants	Exercise Price	Life (Years)	Value
Outstanding, April 30, 2021	368,000	$0.25	5	$0.11
Granted	887,667	0.25	5	0.11
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, January 31, 2022	1,255,667	0.25	5	0.11
Exercisable, January 31, 2022	1,255,667	0.25	5	0.11

During the nine month period ended January 31, 2022, the Company issued 887,667 common stock warrants to multiple lenders under the terms of a convertible note payable agreement. The warrants vested 100% at the time that they were issued, have an exercise price of $0.25 per share and expire in five years. The warrants granted were fair valued at $192,638 using the Black-Scholes option pricing model with the following variables: annual dividend yield 0%; expected life of 5 years; risk fee rate of return 0.86%; and expected volatility of 500%.

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

Trademark and Usage Purchase Agreement Gaming and Media Rights Payments

TSR entered into a Trademark and Usage Purchase Agreement on March 5, 2020, see Note 5 Purchase of Trademark, Graphics, Related Media and Product Materials. Under the terms of the agreement TSR is obligated to pay ten percent of the gaming revenue and five percent of television media revenue, which shall be for rights of the gaming name rights, as used in all such app, online or other gaming as owned by TSR and any television related media.

Board of Directors Agreements

In September of 2021, the Company entered into agreements with two individuals to join on the Company’s Board of Directors. Under the Board of Directors Agreements, each of the Directors agreed to serve as an independent outside director of the Company and to serve on the Company’s Board of Directors (the “Board”) and to provide those services required of a director under the Company’s Certificate of Incorporation and Bylaws, as both may be amended from time to time (“Articles and Bylaws”) and under Nevada law, the federal securities laws and other state and federal laws and regulations, as applicable. The Director shall render such advice and consent necessary for the best interests of the Company based upon best business judgment. The term of each of the of Directors agreements is for two years. During the term of this Agreement, the Company will reimburse the Directors for reasonable, business related expenses approved by or as reasonably necessary for the Company, with such approval not to be unreasonably withheld. For his or her services as a Director of the Company, the Director shall receive the option for shares of the Company, to be earned at the value of $2,000 per month for such first two year term, at the lowest of conversion of such amount at $0.10 per share, or if such shares are publicly trading at over $0.50 per share for a period of over 30 trading days during such term, then such price value per share shall be adjusted to $0.25 per share. The Director shall also have the option to purchase such the same amount of shares in the same amount ($2,000 per month) accumulated during such term, and such option shall be able to be exercised within sixty days of the end of each calendar year. Such rights shall be cumulative, and shall pass by will or estate for the period of time served. Additional compensation shall be awarded on success of the Company. This shall include the following examples, and would be awarded to all directors upon some of these examples of success, would be: 1) Find of “appreciable” treasure” in such amounts as the Company determines, 2) Value of stock price appreciation and volume on parameters the Company would set, 3) The deployment and action of a Reg A filing for another amount of actual equity raise, 4) Having a game developed in stages, 5) Success on Reg A funding to take out all loans, etc., 6) Development of new site rights, access, and recoveries, 7) Acquisitions of other business ventures, in treasure salvage or otherwise, and 8) Other television, gaming, on line and any other values brought to the Company. Directors shall also be paid at discretion of the Board of Directors for business venture enhancements, including stock and shareholder value, and other amounts.

Note 9 – RELATED PARTY TRANSACTIONS

As of January 31, 2022, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $53,890 as of January 31, 2022 and April 30, 2021.

Note 10 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 17, 2022, the date the financial statements were available to be issued. There are no subsequent events to report.

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

Results of operations

We have incurred recurring losses to date. Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 17, 2022.

Summary of the Nine Months Ended January 31, 2022 Results of Operations Compared to the Nine Month Period Ended January 31, 2021 Results of Operations

Revenue

The Company did not generate any revenue during the nine month periods ended January 31, 2022 and 2021.

Operating Expenses

During the nine month period ended January 31, 2022, the Company incurred consulting and accounting expense of $100,108, labor expense of $36,925, legal fees of $33,575, professional fees of $80,614, boat expense of $246,826, research and development of $8,000, general and administrative expense of $99,891 and depreciation expense of $10,897.

During the nine month period ended January 31, 2021, the Company incurred professional fees of $396,726, boat expense of $39,007, labor expense of $10,887, general and administrative expense of $25,081, and depreciation expense of $36,398.

The increase in operating expenses for the nine months ended January 31, 2022 is attributable to the increased boat and labor expense for exploration and increased consulting and legal fees. The consulting and legal fees increased due to the Companies Reg. A filing process.

Other Income (Expenses)

Interest expense was $574,905 during the nine month period ended January 31, 2022. There was no interest expense during the same period in 2021. The interest expense in 2022 was a result of interest on notes and the amortization of the interest relating to the beneficial conversion features of several convertible promissory notes. Other income was $0 during the nine month period ended January 31, 2022 and $82,500 during the nine month period ended January 31, 2021. The Company received a refund of $82,500 from an app developer during the nine month period ended 01/31/21, no funds were received during the nine month period ended 01/31/22.

Net Loss

For the nine month period ended January 31, 2022 the Company incurred net losses of $1,191,741 versus net losses of $425,599 for the nine month period ended January 31, 2021. The increase in net loss was attributable to increased interest expense and operating expenses.

Summary of the Three Months Ended January 31, 2022 Results of Operations Compared to the Three Month Period Ended January 31, 2021 Results of Operations

Revenue

The Company did not generate any revenue during the three month periods ended January 31, 2022 and 2021.

Operating Expenses

For the three month period ended January 31, 2022 the Company incurred consulting and accounting expense of $27,550, labor expense of $1,232, legal fees of $8,825, professional fees of $5,448, boat expense of $11,142, general and administrative expense of $36,335, and depreciation expense of $3,632.

For the three month period ended January 31, 2021 the Company incurred labor expense of $10,887, professional fees of $98,105, boat expense of $4,496, general and administrative expense of $7,175, and depreciation expense of $12,132.

The decrease in operating expenses for the three months ended January 31, 2022 is attributable to a decrease in professional fees and depreciation expense. The decrease in professional fees was due to fees for accounting and consulting that were accrued.

Other Income (Expenses)

Interest expense was $222,525 during the three month period ended January 31, 2022. There was no interest expense during the same period in 2021. The interest expense in 2022 was a result of interest on notes and the amortization of the interest relating to the beneficial conversion features of several convertible promissory notes.

Net Loss

For the three month period ended January 31, 2022 the Company incurred net losses of $316,689 versus net losses of $132,795 for the three month period ended January 31, 2021. The increased net loss is a result of increased interest expense in the three months ended January 31, 2022.

Liquidity and capital resources

As at January 31, 2022, our total assets were $693,331.

As at January 31, 2022, our current liabilities were $696,945 and stockholders’ deficit was $3,614.

As of January 31, 2022, we had a net working capital deficit of $675,890.

Cash flows from operating activities

For the nine month period ended January 31, 2022 net cash flows used in operating activities was $589,706.

For the nine month period ended January 31, 2021 net cash flows used in operating activities was $286,701.

The increase in cash used in operating activities is attributable to increased interest expense.

Cash flows from investing activities

There were no cash flows from investing activities for the nine month period ended January 31, 2022 and 2021.

Cash flows from financing activities

For the nine month period ended January 31, 2022 cash flows provided by financing activities were $413,000.

For the nine month period ended January 31, 2021 cash flows provided by financing activities were $302,455.

The increase in cash provided by financing activities is attributable to increased proceeds from the sale of convertible loans.

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

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At January 31, 2022, the Company had a working capital deficit of $675,890. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than six months from March 17, 2022.

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

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of January 31, 2022. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and reporting of financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the consolidated financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of January 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and reporting of financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the consolidated financial statements and other information presented herewith are materially correct.

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

*	The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual consolidated financial statements could occur and not be prevented or detected on a timely basis.

*	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

*	We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is managements view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s consolidated financial statements.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of January 31, 2022, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the nine month period ended January 31, 2022.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not aware of any pending or threatened litigation against us.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued the following shares of restricted common stock during the nine months ended January 31, 2022:

-	800,000 shares total financing fees for six convertible promissory notes with an approximate value of $201,500 based on the price of the Company’s stock on the date of the issuance of the shares;

-	192,000 shares with an approximate value $28,800 were issued as an origination fee for a note payable; and

-	350,000 compensatory shares to six separate parties with an approximate value of $204,500 based on the price of the Company’s stock on the date of the issuance of the shares.

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

Treasure & Shipwreck Recovery, Inc.

Date: March 17, 2022	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: March 17, 2022	By:	/s/ Frederick Conte
Frederick Conte Director

Date: March 17, 2022	By:	/s/ Patrick Schneider
Patrick Schneider Director