Form 10-K
period 2022-04-30
Treasure & Shipwreck Recovery, Inc.
filed 2022-08-15
CIK 1703625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended April 30, 2022

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,494,666 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 15, 2022 the Registrant had 9,488,502 outstanding shares of its common stock, $0.001 par value.

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

While the 2021 Summer Season was successful, and numerous objects were recovered, including numerous coins, capsules called onion jars, ships parts, and many objects were recovered, they were taken into possession by the main contractors, we are awaiting disposition of the contents with the State of Florida and Federal Court through the main place holder of rights. TSR expects that distribution to occur in the short term, when TSR will gain its part of the recoveries for sale and keeping as assets which we expect to be appreciable for sale, NFT and other sales on a set up area for sales through our Media Group, and partner on line brokers.

In October 2021, TSR appointed two additional directors, being outside directors, Patrick Schneider of West Palm Beach, Florida and Frederick Conte of Las Vegas.

Patrick Schneider Director Age 58

Business Experience:

Patrick Schneider is an entrepreneur specializing in starting and growing a wide variety of businesses.

At an early age became a master Electrician. In 1989 he started and has successfully operated an electrical contracting business with as many as one hundred employees working throughout the state of Florida. As a visionary, his Spirit for achievement has led him to be the driving force in opening two successful restaurants. He has provided venture capital and provided expertise for several start-up companies including, Worldwide Ticket & Label which became one of the largest ticket producers in the U.S. He has had ownership in more than twenty companies and currently has interest in fifteen on-going operations.

Personal:

Patrick is a native Floridian. He has an amazing wife, two wonderful children and a beautiful six-year-old granddaughter. On any given Saturday you will find him playing racquet ball at the highest competitive level and in the gym five days a week.

Frederick Conte- Director Age 69

Business Experience:

Throughout his senior executive career, in positions that have included President, COO, EVP, and other top leadership roles managing organizations with up to 2,300 employees, Mr. Conte have been successful in leading an international joint venture, guiding IPO efforts for 3 companies, and steering new branding strategy to transform a company from a regional to national footprint. Repeatedly, in every position and regardless of the challenges faced, he has proven ability to increase annual revenues, slash expenditures, develop competitor differentiation programs, lead acquisition integration efforts, and develop processes instrumental in positively impacting bottom-line performance. Mr. Conte attended Utica College of Syracuse University with a BA in the Field Of Study of Economics, Political Science, Business Administration.

Specialties: Multi-site Operations, Strategic / Operational Planning, Joint Venture Negotiations, Regulatory Compliance, Sales and Budget Forecasting, Business Expansion, Project Management, SEC Reporting, Shareholder Relations, Loss Mitigation, P&L Management, Turnaround Management, Hypothecations/ Securitizations

For the 2022 Summer Season TSR has again contracted with entities for recoveries on 1715 fleet and other or ancient wreck sites along the coast of Florida. Thus far this has been a successful season that will be more updated in the next quarter. As well as news being released on our social media Facebook page and other arenas. TSR is educating the public and some 24,000 followers on ancient shipwrecks and recoveries from around the world, and from shipwrecks off of Florida.

TSR, through its wholly owned subsidiary TSR Media Group, Inc. is actively pursuing the media coverage opportunities and expanding its social media presence across the globe with an agreement with a public relations firm that will have the Facebook page, Twitter account, TikTok account, and numerous other sites that will be interactive for the anticipated millions of followers that we will seek to gain to follow the story of TSR as it goes forward. During this same time, TSR has acquired media equipment such as drones and underwater cameras for use in documenting the Company’s operations. TSR has teamed with a renowned Media Group to maintain the TSR Facebook and Instagram accounts, as well as setting up sales and auction sites for sales of items recovered or otherwise under control for public sale worldwide.

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

Treasure Search and Salvage Gaming App

The Company hired an app developer to create a gaming app based on treasure search and salvage. TSR believes that there potentially will be significant consumer interest in a downloadable gaming app based on the search for treasure from historic shipwrecks. TSR is currently working with its core in house development side to have a totally on line gaming experience that can be published worldwide. While TSR canceled its previous agreement with a developer that had been contracted, the Company now has the game being explored through TSR Media Group, Inc. to be developed.

Revenue Sources

TSR believes that it has numerous potential revenue routes. Assuming that the Company is able to successfully locate and recover treasure from a historic shipwreck, one revenue opportunity is to keep many artifacts and treasure as assets, to be shown in a planned TSR museum or public display. Second is sale of treasure and artifacts through certain auction houses and arranged product sales for coins, etc. Third is private collector sales. Fourth is road show and museum show fees. Finally, holding rights to television and future gaming revenues from its treasure search and salvage gaming app. for use on phones and other devices. Although the Company is actively working to develop revenue streams from its core treasure recovery business and ancillary business opportunities, it is challenging to project when revenues will be realized, if ever. The Company does expect that sales of some ancient items in the forms of coins, gem stone pieces and shipwreck objects may anticipate generating any revenues for the foreseeable future from the treasure recovery business or associated businesses via website or other sales.

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

Research and Development Activities and Costs

During the years ended April 30, 2022 and 2021, we incurred $8,000 and $20,000, respectively, of research and development costs related to the development of our treasure search and salvage gaming app.

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

Possible effects may include, but are not limited to, disruption to the Company’s operations, inability of management team members and other key personnel and consultants to provide services in a timely manner, unavailability of equipment, parts and supplies used in operations, lack of access to maintenance and repair facilities for the Company’s salvage vessel, and a decline in the value of the Company’s assets including its salvage vessel, equipment and its digital properties.

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

Employees

Other than our President and CFO, Craig Huffman, we have no full-time or part-time employees of our business or operations who are employed by TSR. All crews and consultants are outside consultants, and directors are not employees.

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

On November 9, 2019, the Company filed a declaratory action in the Sixth Judicial Circuit Court for Pinellas County, Florida for the purpose of obtaining a judicial declaratory judgment as to the Company’s status under the Securities laws as to whether the Company has ever been a “Shell” Company under the Securities Laws. Pursuant to Chapter 86 of the Florida Statutes the Court will render a decision whether the Company had ever met the definition of being a shell company under Rule 405 of the Securities Act, so that all shareholders would be able to utilize Rule 144, and otherwise be able to enjoy complete ownership and sale of such shares. Such matter is being amended to supply exhibits in a new filing. With a change in designation from being a “shell risk” by OTCMarkets, such matter in court was no longer deemed necessary.

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

Our stock price fluctuated between $0.40 and $0.02 for the year ended April 30, 2022 and $0.70 and $0.04 for the year ended April 30, 2021. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The following table reflects the high and low prices of our stock for each quarter during the periods ended April 30, 2022 and 2021:

Quarter Ended	High Price	Low Price
July 31, 2020	0.70	0.07
October 31, 2020	0.28	0.04
January 31, 2021	0.38	0.08
April 30, 2021	0.67	0.12
July 31, 2021	0.40	0.14
October 31, 2021	0.39	0.16
January 31, 2022	0.26	0.08
April 30, 2022	0.14	0.02

Approximate Number of Holders of Common Stock

As of April 30, 2022, the 9,488,502 issued and outstanding shares of common stock were held by a total of 35 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2022 and 2021.

Recent Sales and Other Issuances of Unregistered Securities

Purchase or Sale of our Equity Securities by Officers and Directors

During the years ended April 30, 2022 and 2021 there have been no sales of securities to officers and directors.

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

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 12, 2022.

Summary of the Year Ended April 30, 2022 Results of Operations Compared to the Year Ended April 30, 2021 Results of Operations

Revenue

The Company did not generate any revenue during the years ended April 30, 2022 and 2021.

Operating Expenses

During the year ended April 30, 2022, the Company incurred consulting and accounting expense of $119,157, labor expense of $36,924, professional fees of $118,159, boat expense of $249,402, research and development of $8,000, general and administrative expense of $112,598 and depreciation expense of $14,530.

During the year ended April 30, 2021, the Company incurred professional fees of $150,277, boat expense of $43,963, labor expense of $12,402, general and administrative expense of $41,989, research and development of $20,000, and depreciation expense of $48,530.

The increase in operating expenses for the year ended April 30, 2022 is attributable to the increased boat and labor expense for exploration.

Other Income (Expenses)

Interest expense was $774,797 for the year ended April 30, 2022. There was no interest expense during the same period in 2021. The interest expense in 2022 was a result of interest on notes and the amortization of the interest relating to the beneficial conversion features of several convertible promissory notes.

Total other income (expense) was $(1,410,797) during the year ended April 30, 2022 and $20,167 during the year ended April 30, 2021.

Other expenses for the years ended April 30, 2022 and 2021 were $1,410,797 and $62,333. Other expenses in 2022 were due to an impairment loss of $636,000 on the trademark, graphics and related media and product materials that were acquired during the year ended April 30, 2019 and interest expenses. Other expenses in 2021 were related to the impairment of the remaining balance of $62,333 of the purchase of a website and related apps.

The Company recorded other income of $0 and $82,500 during the years ended April 30, 2022 and 2021. In 2021 the Company received a refund of $82,500 on gaming app related fees under a settlement agreement.

Net Loss

For the year ended April 30, 2022 the Company incurred net losses of $2,069,567 versus net losses of $583,802 for the year ended April 30, 2021. The increase in net loss was attributable to increased impairment losses, interest expense and operating expenses.

Liquidity and Capital Resources and Cash Requirements

Liquidity and capital resources

As at April 30, 2022, our total assets were $79,647.

As at April 30, 2022, our current liabilities were $950,587 and stockholders’ deficit was $870,940.

As of April 30, 2022, we had a net working capital deficit of $903,584

Cash flows from operating activities

For the year ended April 30, 2022 net cash flows used in operating activities was $613,758.

For the year ended April 30, 2021 net cash flows used in operating activities was $368,872.

The increase in cash used in operating activities is attributable to increased operating and boat expenses.

Cash flows from investing activities

There were no cash flows from investing activities for the years ended April 30, 2022 and 2021.

Cash flows from financing activities

For the year ended April 30, 2022 cash flows provided by financing activities were $463,000.

For the year ended April 30, 2021 cash flows provided by financing activities were $559,955.

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

The Company may not be able to continue as a going concern. The report of our independent auditors for the years ended April 30, 2022 and 2021 raises substantial doubt as to our ability to continue as a going concern. Our independent auditors believe, based on our financial results as of April 30, 2022, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company will be lost.

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

April 30, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Treasure & Shipwreck Recovery, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Treasure & Shipwreck Recovery, Inc. (the Company) as of April 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended April 30, 2022, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Long-Lived Assets and Intangible Assets

As described in Note 3 to the Company’s consolidated financial statements, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, at least annually for identified intangible assets. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable

3001 N. Rocky Point Dr. East Suite 200 ● Tampa, Florida 33607 ● 813.440-3527

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

The primary procedures we performed to address these critical audit matters included the following:

●	We obtained management’s impairment analysis on the assets and performed the following procedures:

-	Reviewed the analysis.

-	Tested supporting documentation related to management’s conclusion that the expected future cash flows is greater than the carrying value.

-	Assessed the assumptions used by management and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of whether an impairment exists.

We have served as the Company’s auditor since 2019.

PCAOB Firm ID#3289

Tampa, Florida

August 15, 2022

Treasure & Shipwreck Recovery Inc.

CONSOLIDATED BALANCE SHEETS

As of April 30, 2022 and 2021

	April 30, 2022	April 30, 2021
ASSETS
Current Assets
Cash	$47,003	$197,761
Total current assets	47,003	197,761

Fixed Assets
Fixed assets, net of depreciation	21,644	36,173
Total fixed assets, net	21,644	36,173

Other Assets
Trademarks	-	636,000
Security deposit	11,000	1,000
Total other assets	11,000	637,000

Total assets	$79,647	$870,934

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Liabilities
Current liabilities
Accounts payable	$30,350	$1,567
Customer deposits	8,700	8,700
Accrued expenses	66,332	-
Convertible notes payable, net of discounts of $21,114 and $250,000, respectively	774,552	25,000
Short term loans	16,763	16,763
Related party convertible loan	53,890	53,890
Total current liabilities	950,587	105,920

Total Liabilities	950,587	105,920

Commitments and contingencies (Note 8)

Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value, 100 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 9,488,502 and 8,146,502 shares issued and at April 30, 2022 and 2021, respectively	9,489	8,147
Common stock to be issued	118,500	312,500
Additional paid in capital	2,335,529	1,709,258
Accumulated deficit	(3,334,458)	(1,264,891)
Total Stockholders’ (Deficit) Equity	(870,940)	765,014

Total Liabilities and Stockholders’ (Deficit) Equity	$79,647	$870,934

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended April 30, 2022 and 2021

	Year ended April 30, 2022	Year ended April 30, 2021
REVENUES	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

OPERATING EXPENSES
Boat Expenses	249,402	43,963
Consulting and Accounting	119,157	286,808
Professional Fees	118,159	150,277
General and Administrative Expenses	112,598	41,989
Labor	36,924	12,402
Depreciation	14,530	48,530
Research and Development	8,000	20,000
TOTAL OPERATING EXPENSES	658,770	603,969

NET LOSS FROM OPERATIONS	(658,770)	(603,969)

OTHER (EXPENSE) INCOME
Interest Expense	(774,797)	-
Impairment Loss	(636,000)	(62,333)
Other Income	-	82,500
TOTAL OTHER (EXPENSE) INCOME	(1,410,797)	20,167

LOSS BEFORE INCOME TAX	(2,069,567)	(583,802)

Provision for Income Tax	-	-

NET LOSS	$(2,069,567)	$(583,802)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.22)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,311,863	7,527,058

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

Years ended April 30, 2022 and 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance, April 30, 2020	-	$-	7,396,502	$7,397	$79,500	$1,257,533	$(681,089)	$663,361
Issuance of preferred shares	51	-	-	-	-	202,455	-	202,455
Stock compensation	-	-	250,000	250	133,000	24,750	-	158,000
Sale of common stock	-	-	500,000	500	100,000	136,750	-	237,250
Warrants issued with debt	-	-	-	-	-	87,750	-	87,750
Net loss	-	-	-	-	-	-	(583,802)	(583,802)
Balance, April 30, 2021	51	-	8,146,502	8,147	312,500	1,709,258	(1,264,891)	765,014

Common stock issued for financing fees	-	-	800,000	800	10,500	200,875	-	212,175
Stock compensation	-	-	350,000	350	(204,500)	204,150	-	10,500
Stock issued for services	-	-	192,000	192	-	28,608	-	28,800
Warrants issued with debt	-	-	-	-	-	180,938	-	180,938
Warrants issued for services	-	-	-	-	-	11,700	-	11,700
Net loss	-	-	-	-	-	-	(2,069,567)	(2,069,567)
Balance, April 30, 2022	51	$-	9,488,502	$9,489	$118,500	$2,335,529	$(3,334,458)	$(870,940)

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended April 30, 2022 and 2021

	Year ended April 30, 2022	Year ended April 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,069,567)	$(583,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,530	48,530
Impairment loss	636,000	62,333
Amortization of debt discount	708,464	-
Stock compensation	11,700	158,000
Changes in operating assets and liabilities:
Security deposit	(10,000)	-
Accounts payable	28,783	(53,933)
Accrued expenses	66,332	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(613,758)	(368,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term convertible loans	463,000	50,000
Proceeds from related party convertible loan	-	7,500
Proceed from sales of common stock	-	300,000
Proceed from sales of preferred stock	-	202,455
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	463,000	559,955

NET (DECREASE) INCREASE IN CASH	(150,758)	191,083

Cash, beginning of period	197,761	6,678

Cash, end of period	$47,003	$197,761

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Warrants issued with debt	$180,938	$87,750

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years ended April 30, 2022 and 2021

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

Note 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 15, 2022. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At April 30, 2022, the Company had net working capital deficit of $903,584. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the years ended April 30, 2022 and 2021 include the useful life of property and equipment, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at April 30, 2022 and 2021. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of April 30, 2022, the Company had $0 in excess of the FDIC insured limit.

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

The potentially dilutive common stock equivalents for the years ended April 30, 2022 and 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of April 30, 2022 and 2021, there were approximately 10,400,923 and 3,137,596 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

At April 30, 2022 the Company recognized an impairment loss of $636,000 on the trademark, graphics and related media and product materials that were acquired during the year ended April 30, 2019. At April 30, 2021, the Company recognized an impairment loss of $62,333 on a website and related apps that were acquired during the year ended April 30, 2020.

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

Customer Deposits

Customer deposits discloses an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of April 30, 2022 and 2021.

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

Note 4 – FIXED ASSETS

Fixed assets at April 30, 2022 and 2021 are summarized below:

Fixed Assets	April 30, 2022	April 30, 2021

Diving Vessel	$36,390	$36,390
Magnetometer	24,000	24,000
Accumulated Depreciation	(38,746)	(24,217)
Fixed Assets, Net	$21,644	$36,173

Depreciation expense was $14,530 and $48,530 for the years ended April 30, 2022 and 2021, respectively.

TSR Media Group, Inc. entered into an App Company and App Purchase agreement with an individual on February 12, 2020 to purchase a website as well as various related recipe and cooking apps. During the year ended April 30, 2021, TSR Media Group, Inc. and the seller of the website and cooking apps entered into a Mutual Release and Settlement Agreement where the seller of the website and the related cooking apps agreed to unwind the original App Company and App Purchase agreement.

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

The purchase of the trademark and related graphics and materials was valued at $636,000 based on fair value of TSR’s shares on the date of the Trademark and Usage Purchase Agreement. At April 30, 2022, the Company wrote down the balance to $0 and recorded an impairment loss of $636,000.

Note 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Related Party Convertible Loan

An officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $53,890 as of April 30 2022 and 2021.

On April 20, 2022, the Company entered into a convertible note payable with an individual who is a member of the Company’s Board of Directors.  The note payable, with a face value of $50,000, bears interest at 10.0% per annum and is due on July 21, 2022. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversation rate of $0.05. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.  This convertible promissory note is currently in default due to non payment of principal and interest.

Short Term Loans

As of April 30, 2022 and 2021, the Company had loans totaling $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand.

Convertible Notes Payable

The following table reflects the convertible notes payable as of April 30, 2022 and April 30, 2021:

		Maturity	April 30, 2022	April 30, 2021		Conversion
	Issue Date	Date	Principal Balance	Principal Balance	Rate	Price
Convertible notes payable
	04/26/2021	04/26/2023	$250,000	$250,000	10.00%	0.10
	04/26/2021	04/26/2023	25,000	25,000	10.00%	0.10
	05/05/2021	05/05/2023	150,000	-	10.00%	0.10
	05/07/2021	05/07/2023	100,000	-	10.00%	0.10
	05/19/2021	05/19/2023	150,000	-	10.00%	0.10
	12/06/2021	03/06/2023	70,666	-	0.00%	0.10
	04/20/2022	07/21/2023	50,000	-	10.00%	0.05
Face value			795,666	275,000

Less unamortized discounts			21,114	250,000

Balance convertible notes payable			$774,552	$25,000

The convertible notes payable are convertible into a fixed number of shares and with no down round protection features. The Company accounted for the beneficial conversion features based on the intrinsic value at the date of issuance. During the years ended April 30, 2022 and 2021, the Company recognized beneficial conversion features totaling $479,579 and $250,000, respectively. The discount from the beneficial conversion features are being amortized through charges to interest expense over the term of the convertible notes payable. The Company recorded interest expense related to the amortization of debt discounts on these notes of $708,464 and $0 for the years ended April 30, 2022 and 2021, respectively.

New Convertible Notes Payable Issued During the Years Ended April 30, 2022 and 2021

Year Ended April 30, 2022

On May 5, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with a face value of $150,000, including a $15,000 original issue discount, bears interest at 10.0% per annum and is due on May 5, 2023. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

On May 7, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with a face value of $100,000, including a $10,000 original issue discount, bears interest at 10.0% per annum and is due on May 7, 2023. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

On May 19, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with a face value of $150,000, including a $15,000 original issue discount, bears interest at 10.0% per annum and is due on May 19, 2023. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

On December 6, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with a face value of $70,666, including a $17,666 original issue discount, bears interest at 0.0% per annum and is due on March 6, 2023. The default interest rate is 15% if the note is not repaid within ninety days of the issue date, retroactive to the date of issuance. There was also $3,000 for legal fees included in the note balance. After the occurrence of any event of default, the convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The lender also received 282,667 warrants to purchase the Company’s common stock at a purchase price of $0.25 for a period of five years from the date of the note. During the twelve months immediately following the Closing, with respect to each and any securities offering conducted by the Company, the Company agrees to, and hereby does, irrevocably grant to the Buyer the option to purchase up to $1,000,000 worth of the securities offered in such offering at the applicable offering prices thereunder. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

On April 20, 2022, the Company entered into a convertible note payable with an individual who is a member of the Company’s Board of Directors.  The note payable, with a face value of $50,000, bears interest at 10.0% per annum and is due on July 21, 2023. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversation rate of $0.05. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.  This convertible promissory note is currently in default due to non payment of principal and interest.

Year Ended April 30, 2021

On April 22, 2021, the Company entered into a convertible note payable with a corporation.  The note payable, with a face value of $250,000, including a $25,000 original issue discount, bears interest at 10.0% per annum and is due on April 26, 2022, the maturity date of the note was extended to April 26, 2023. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

On April 26, 2021, the Company entered into a convertible note payable with a corporation.  The note payable, with a face value of $25,000, bears interest at 10.0% per annum and is due on April 26, 2023. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

Note 7 – STOCKHOLDERS’ DEFICIT

Common Stock Issuance

During the year ended April 30, 2022, the Company issued the following shares of restricted common stock:

-	950,000 shares for financing fees totaling $212,175, of which 150,000 shares have not yet been issued;

-	350,000 shares as stock compensation valued at $204,500. The Company determined the fair value of the shares issued using the stock price on date of grant or issuance. Compensation expense is recognized as the services are provided to the Company; and

-	192,000 shares for financing fees totaling $28,800.

During the year ended April 30, 2021, the Company issued or was to issue the following shares of restricted common stock:

-	687,500 shares of restricted common stock issued for cash in the amount of $237,250, of which 187,500 shares are still to be issued as of April 30, 2021;

-	250,000 shares of restricted common stock valued at $25,000 to a consultant for services provided. The Company determined the fair value of the shares issued using the stock price on date of grant or issuance. Compensation expense is recognized as the services are provided to the Company; and

-	350,000 shares to be issued as stock compensation valued at $133,000.

The Company is in the process of cancelling the shares issued to an individual from a prior transaction that was unwound. All such shares are held in escrow for cancellation under the Company’s Counsel and President.

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

At April 30, 2022 and 2021, the Company had 51 shares of Series A preferred shares issued and outstanding.

Warrants

During the years ended April 30, 2022 and 2021, the Company issued 887,667 and 368,000 warrants, respectively.

The following table shows the warrants outstanding at April 30, 2022:

	Number of	Weighted Average	Weighted Average Remaining	Average Intrinsic
	Warrants	Exercise Price	Life (Years)	Value
Outstanding, April 30, 2020	-	$-	-	$-
Granted	368,000	0.25	5.5	0.11
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, April 30, 2021	368,000	0.25	5	0.11
Granted	887,667	0.25	5	0.11
Forfeited or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding, April 30 2022	1,255,667	0.25	4.7	0.11
Exercisable, April, 2022	1,255,667	0.25	4.7	0.11

During the year ended April 30, 2022, the Company issued 887,667 common stock warrants to multiple lenders under the terms of a convertible note payable agreement. The warrants vested 100% at the time that they were issued, have an exercise price of $0.25 per share and expire in five years. The warrants granted were fair valued at $192,638 using the Black-Scholes option pricing model with the following variables: annual dividend yield 0%; expected life of 5 years; risk fee rate of return 0.86%; and expected volatility of 500%.

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

In September of 2020, TSR Media and the game app developer entered into a Mutual Release and Settlement Agreement and agreed to unwind the Treasure Game App Development and Ownership Memorandum of Understanding and Agreement. Under the terms of the Mutual Release and Settlement Agreement, the game app developer agreed to pay TSR Media $50,000. Additionally, the outstanding amount owed by TSR Media, $32,500, was cancelled. TSR Media does not owe any further payments or fees to the game app developer and the Settlement Agreement concludes all business between the parties. During the year ended April 30, 2021, $82,500 was recorded as other income on the consolidated statements of operations.

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

The Company has no tax position at April 30, 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2022 The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at April 30, 2022 and 2021 was $700,236 and $265,627, respectively. The net change in valuation allowance during the years ended April 30, 2022 and 2021 were $434,609 and $122,598 respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2022 and 2021.  All tax years since inception remains open for examination only by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2022 and 2021:

	For the Year Ended		For the Year Ended
	April 30, 2022		April 30, 2021

Income tax at federal statutory rate	21.00%		21.00%
Valuation allowance	(21.00%	)	(21.00%	)
Income tax expense	-		-

The Company has a net operating loss carryforward for tax purposes totaling $1,227,558 at April 30, 2022, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2022	As of April 30, 2021
Non-current deferred tax assets:
Net operating loss carryforward	$3,334,458	$1,264,891
Tax rate	21%	21%
Deferred tax asset	700,236	265,627
Valuation allowance	(700,236)	(265,627)
Net deferred tax assets	$-	$-

The Company is currently in the process of gathering the information necessary for filing tax returns for past years, due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years.

Note 10 – RELATED PARTY TRANSACTIONS

As of April 30, 2022, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $53,890 as of April 30, 2022 and 2021.

On April 20, 2022, the Company entered into a convertible note payable with an individual who is a member of the Company’s Board of Directors.  The note payable, with a face value of $50,000, bears interest at 10.0% per annum and is due on July 21, 2022. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversation rate of $0.05. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. This convertible promissory note is currently in default due to non payment of principal and interest.

During the years ended April 30, 2022 and 2021, the Company paid its President $53,970 and $68,000, respectively, for services provided which are included in professional fees on the consolidated statements of operations.

During the years ended April 30, 2022 and 2021, the Company paid its former Interim CEO $0 and $40,450, respectively, for services provided which are included in consulting and accounting fees on the consolidated statements of operations.

During the years ended April 30, 2022 and 2021, the Company paid an individual related to the Company’s President $0 and $500, respectively, in consulting fees for assistance with the Company’s information technology, computer set up and maintenance and for working with the Company’s operations.

Note 11 – SUBSEQUENT EVENTS

Subsequent to April 30, 2022 the Company issued the following shares of restricted common stock:

-	600,000 shares total financing fees for two convertible promissory notes with an approximate value of $165,000 based on the price of the Company’s stock on the date of the issuance of the shares; and

-	550,000 compensatory shares to three separate parties with an approximate value of $156,500 based on the price of the Company’s stock on the date of the issuance of the shares.

2)	Subsequent to April 30, 2022, the Company Filed and had approved a Regulation A Tier 2 Registration through the SEC, for sale of common shares, which the SEC approved in July 2022.

-	Pursuant to that Offering, the Company had received a subscription for the investment and purchase of $50,000.00, which resulted in the issuance of 1,666,667 shares at $0.03 per share.

-	Pursuant to that Offering, the Company had received a subscription for the investment and purchase of $40,000.00, which resulted in the issuance of 1,333,333 shares at $0.03 per share.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of April 30, 2022. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of April 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of April 30, 2022, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended April 30, 2022.

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

The name, age and position of the company officers and director is set forth below:

Name	Age	Position	Since
Craig A. Huffman[1]	55	President, Treasurer, Chief Financial Officer and Director of the Company	April 28, 2019
Blake G. McMahan[2]	48	Interim Chief Executive Officer	March 1, 2020
Patrick Schneider	58	Outside Director	Oct. 1, 2021
Fredrerick Conte	68	Outside Director	Oct. 1, 2021

[1]	Craig A. Huffman has held the offices/positions since the resignation of the prior CEO and Director of the Company, and he is expected to hold said offices/positions until the next annual meeting of the shareholders.

[2]	Mr. McMahan was no longer interim Chief Executive Officer as of February 2021.

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

Patrick Schneider Director Age 58

Business Experience:

Patrick Schneider is an entrepreneur specializing in starting and growing a wide variety of businesses.

At an early age became a master Electrician. In 1989 he started and has successfully operated an electrical contracting business with as many as one hundred employees working throughout the state of Florida. As a visionary, his Spirit for achievement has led him to be the driving force in opening two successful restaurants. He has provided venture capital and provided expertise for several start-up companies including, Worldwide Ticket & Label which became one of the largest ticket producers in the U.S. He has had ownership in more than twenty companies and currently has interest in fifteen on-going operations.

Personal:

Patrick is a native Floridian. He has an amazing wife, two wonderful children and a beautiful six-year-old granddaughter. On any given Saturday you will find him playing racquet ball at the highest competitive level and in the gym five days a week.

Frederick Conte- Director Age 69

Business Experience:

Throughout his senior executive career, in positions that have included President, COO, EVP, and other top leadership roles managing organizations with up to 2,300 employees, Mr. Conte have been successful in leading an international joint venture, guiding IPO efforts for 3 companies, and steering new branding strategy to transform a company from a regional to national footprint. Repeatedly, in every position and regardless of the challenges faced, he has proven ability to increase annual revenues, slash expenditures, develop competitor differentiation programs, lead acquisition integration efforts, and develop processes instrumental in positively impacting bottom-line performance. Mr. Conte attended Utica College of Syracuse University with a BA in the Field Of Study of Economics, Political Science, Business Administration.

Specialties: Multi-site Operations, Strategic / Operational Planning, Joint Venture Negotiations, Regulatory Compliance, Sales and Budget Forecasting, Business Expansion, Project Management, SEC Reporting, Shareholder Relations, Loss Mitigation, P&L Management, Turnaround Management, Hypothecations/ Securitizations

Corporate Governance

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officer paid by us during the years ended April 30, 2021 and 2020, in all capacities for the accounts of our executives, including the current Interim Chief Executive Officer (CEO) and President and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Huffman(1)	04/30/2022	--	--	--	--	--	--	53,970	53,970
President, CFO	04/30/2021	--	--	--	--	--	--	68,000	68,000

Blake McMahon(2)	04/30/2022	--	--	--	--	--	--	--	--
Interim CEO	04/30/2021	--	--	--	--	--	--	40,450	40,450

(1)	During the years ended April 30, 2022 and 2021 the Company did not pay any stock based compensation, options, or bonuses to Mr. Huffman.

(2)	Mr. MacMahon was Interim CEO until February 2021. During the years ended April 30, 2022 and 2021 the Company did not pay any stock based compensation, options, or bonuses to Mr. McMahon. Upon agreeing to become TSR’s Interim CEO, Mr. McMahon was promised 250,000 shares of the Company’s restricted stock. These shares were not issued to Mr. McMahon until subsequent to April 30, 2021. Mr. McMahon is no longer interim CEO.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended April 30, 2022.

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

Our total authorized capital stock consists of 75,000,000 shares of common stock, $0.001 par value per share. As of April 30, 2022, there were 9,488,502 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of April 30, 2022.

	Shares of	Percentage of
	common stock	common shares
	beneficially owned	beneficially owned [2]
Name and Address of Beneficial Owners [1]
Galleon Ventures, LLC	1,200,000	12.65%
Battle Holdings, LLC	1,159,667	12.22%
Greentree Financial Group, Inc.	800,000	8.43%
Hela Schneider	555,000	5.85%
Carran Schneider	555,000	5.85%
Donald M. Beavers	500,000	5.27%
BUA, LLC	490,000	5.16%
Peck & Gross, LLC	489,050	5.15%
All beneficial holders as group (7 persons or entities)	5,748,717	60.59%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Treasure & Shipwreck Recovery, Inc., 13046 Racetrack Road, #234, Tampa, Florida 33626.

(2)	Percentages are based on 9,488,502 shares of common stock issued and outstanding at April 30, 2022.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of April 30, 2022, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the director was $53,890 at April 30, 2022.

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

Item 14. Principal Accountant Fees and Services

During the fiscal years ended April 30, 2022 and 2021, we incurred approximately $20,250 and $19,500 in fees, respectively, to our principal independent accountants for professional services rendered for the audit and review of our consolidated financial statements.

Tax Fees

For the years ended April 30, 2022 and 2021, the Company paid $0 in fees for professional services rendered related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended April 30, 2022 and 2021.

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

Treasure & Shipwreck Recovery, Inc.

Date: August 15, 2022	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: August 15, 2022	By:	/s/ Patrick Schneider
Patrick Schieder Director

Date: August 15, 2022	By:	/s/ Frederick Conte
Frederick Conte Director