Form 10-Q
period 2022-07-31
Treasure & Shipwreck Recovery, Inc.
filed 2022-09-19
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 11,115,169 common shares issued and outstanding as of September 19, 2022.

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

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 31, 2022 and April 30, 2022

	July 31, 2022 (Unaudited)	April 30, 2022
ASSETS
Current Assets
Cash	$4,515	$47,003
Total current assets	4,515	47,003

Fixed Assets
Fixed assets, net of depreciation	18,011	21,644
Total fixed assets	18,011	21,644

Other Assets
Security deposit	1,000	11,000
Total other assets	1,000	11,000

Total Assets	$23,526	$79,647

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$31,482	$30,350
Accrued expenses	86,324	66,332
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	795,666	774,552
Short term loans	16,763	16,763
Related party convertible loan	53,890	53,890
Total current liabilities	992,825	950,587

Total Liabilities	992,825	950,587

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding.	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 11,155,169 and 9,488,502 shares issued at July 31, 2022 and April 30, 2022, respectively	11,156	9,489
Common stock to be issued	118,500	118,500
Additional paid in capital	2,383,862	2,335,529
Accumulated deficit	(3,482,817)	(3,334,458)
Total Stockholders’ Deficit	(969,299)	(870,940)
Total Liabilities and Stockholders’ Deficit	$23,526	$79,647

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended July 31, 2022 and 2021
(Unaudited)

	Three months ended July 31, 2022 (Unaudited)	Three months ended July 31, 2021 (Unaudited)
REVENUES	$-	$-
Cost of revenues	-	-
Gross profit	-	-

OPERATING EXPENSES
Boat expenses	34,465	117,621
Professional fees	20,088	58,089
Consulting and accounting	23,486	50,408
General and administrative expenses	13,581	42,333
Research and Development	-	20,000
Legal Fees	12,000	14,750
Labor	-	11,605
Depreciation	3,633	3,633
TOTAL OPERATING EXPENSES	107,253	318,439

NET LOSS FROM OPERATIONS	(107,253)	(318,439)

OTHER EXPENSES
Interest expense	41,106	171,670
NET LOSS BEFORE INCOME TAXES	(148,359)	(490,109)

Provision for income taxes	-	-
NET LOSS	$(148,359)	$(490,109)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	9,673,687	9,160,946

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO STOCKHOLDERS’ DEFICIT
Three months ended July 31, 2022 and 2021
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2021	51	$-	8,146,502	$8,147	$312,500	$1,709,258	$(1,264,891)	$765,014

Common stock issued for financing fees	-	-	800,000	800	-	200,875	-	201,675
Stock compensation	-	-	350,000	350	(204,500)	204,150	-	-
Warrants issued with debt	-	-	-	-	-	158,325	-	158,325
Warrants issued for services	-	-	-	-	-	11,700	-	11,700
Net loss	-	-	-	-	-	-	(490,109)	(490,109)
Balance, July 31, 2021	51	$-	9,296,502	$9,297	$108,000	$2,284,308	$(1,755,000)	$646,605

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2022	51	$-	9,488,502	$9,489	$118,500	$2,335,529	$(3,334,458)	$(870,940)

Sale of common stock	-	-	1,666,667	1,667	-	48,333	-	50,000
Net loss	-	-	-	-	-	-	(148,359)	(148,359)
Balance, July 31, 2022	51	$-	11,155,169	$11,156	$118,500	$2,383,862	$(3,482,817)	$(969,299)

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended July 31, 2022 and 2021

	Three months ended July 31, 2022 (Unaudited)	Three months ended July 31, 2021 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(148,359)	$(490,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,633	3,633
Warrants issued for services	-	11,700
Amortization of discount	21,114	145,409
Changes in operating assets and liabilities:
Security deposits	10,000	(10,000)
Accounts payable	1,132	1,568
Accrued expenses	19,992	(16,875)
CASH FLOWS USED IN OPERATING ACTIVITIES	(92,488)	(354,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	50,000	-
Proceed from sales of convertible notes	-	400,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	50,000	400,000

NET CHANGE IN CASH	(42,488)	45,326

Cash, beginning of period	47,003	197,761

Cash, end of period	$4,515	$243,087

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Warrants issued with debt	$-	$158,325

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2022

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

Note 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from September 19, 2022. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At July 31, 2022, the Company had net working capital of $988,310. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

July 31, 2022

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

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates include the useful life of property and equipment, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at July 31, 2022 and April 30, 2022. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2022, the Company had $0 in excess of the FDIC insured limit.

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2022

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

The potentially dilutive common stock equivalents for the quarters ended July 31, 2022 and 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of July 31, 2022 and 2021, there were 9,812,327 and 7,736,596 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

July 31, 2022

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

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2022

Note 4 – FIXED ASSETS

Fixed assets at July 31 and April 30, 2022 are summarized below:

Fixed Assets	July 31, 2022	April 30, 2022
Diving Vessel	$36,390	$36,390
Magnetometer	24,000	24,000
Accumulated Depreciation	(42,379)	(38,746)
Fixed Assets, Net	$18,011	$21,644

Depreciation expense was $3,633 for the three months ended July 31, 2022 and 2021.

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

Note 6 – NOTES PAYABLE

Related Party Convertible Loan

An officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $53,890 as of July 31, 2022 and April 30, 2022.

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

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2022

Short Term Loans

As of July 31 and April 30, 2022, the Company had loans totaling $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand.

Convertible Notes Payable

The following table reflects the convertible notes payable as of July 31, 2022 and April 30, 2022:

	Issue Date	Maturity Date	July 31, 2022 Principal Balance	April 30, 2022 Principal Balance	Rate	Conversion Price
Convertible notes payable
	4/26/2021	4/26/2023	$250,000	$250,000	10.00%	0.10
	4/26/2021	4/26/2023	25,000	25,000	10.00%	0.10
	5/5/2021	5/5/2023	150,000	150,000	10.00%	0.10
	5/7/2021	5/7/2023	100,000	100,000	10.00%	0.10
	5/19/2021	5/19/2023	150,000	150,000	10.00%	0.10
	12/06/2021	3/6/2023	70,666	70,666	10.00%	0.10
	4/20/2022	7/21/2023	50,000	$50,000	10.00%	0.05
Face value			795,666	795,666

Less unamortized discounts			-	21,114

Balance convertible notes payable			$795,666	$774,552

The convertible notes payable are convertible into a fixed number of shares and with no down round protection features. The Company accounted for the beneficial conversion features based on the intrinsic value at the date of issuance. During the quarter ended July 31, 2022 and year ended April 30, 2022, the Company recognized beneficial conversion features totaling $0 and $479,579, respectively. The discount from the beneficial conversion features are being amortized through charges to interest expense over the term of the convertible notes payable. The Company recorded interest expense related to the amortization of debt discounts of $21,114 and $145,409 for the quarters ended July 31, 2022 and 2021, respectively.

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2022

New Convertible Notes Payable Issued During the Three Month Periods Ended July 31, 2022 and 2021

2022

The Company did not enter into any new convertible note payable agreements during the three month period ended July 31, 2022.

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

Note 7 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock, $0.001 par value per share.

Common Stock Issuances

During the three month period ended July 31, 2022, the Company issued or was to issue the following shares of restricted common stock:

-	1,666,667 shares of restricted common stock issued for cash in the amount of $50,000.

During the three month period ended July 31, 2021, the Company issued the following shares of restricted common stock:

-	800,000 shares for financing fees totaling $201,675; and

-	350,000 shares as stock compensation valued at $133,000. The Company determined the fair value of the shares issued using the stock price on date of grant or issuance. Compensation expense is recognized as the services are provided to the Company.

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2022

The Company is in the process of canceling the shares issued to an individual from the canceled Southern Amusement transaction. All such shares are held in escrow for cancellation under the Company’s Counsel and President.

Series A Preferred Stock

On May 1, 2020, the Company’s Board authorized the creation of 100 Series A preferred shares. The Series A preferred shares will pay a quarterly payment based upon gaming revenue sharing, which all 100 Series A preferred shares will receive twenty percent of TSR’s portion of the game revenue from its game app., which equates to thirteen percent of total game gross revenues. Each Series A preferred share was priced at $4,000 with a minimum purchase of three Series A preferred shares and are only eligible to be purchased by accredited investors. Each Series A preferred share will receive one one hundredth of twenty percent of TSR game net as revenue sharing. Each Series A preferred share will continue to exist, unless the game app. is sold to another entity, at which time the Series A preferred shareholders will receive their same percentage of the game sales proceeds price, if or when such occurs. The Series A preferred shares are not convertible into common shares and are subject to all other restrictions on securities as set forth.

At July 31, 2022, the Company had 51 shares of Series A preferred shares outstanding.

Warrants

At April 30, 2022 there were 1,255,667 warrants outstanding with a weighted average exercise price of $0.25, weighted average reaming life of 5 years and an average intrinsic value of $0.11. There were no warrants granted during the three month period ended July 31, 2022. A total of 282,667 warrants expired during the three month period ended ended July 31, 2022. At July 31, 2022, there were 973,000 warrants with a weighted average exercise price of $0.25, weighted average reaming life of 4.75 years, and an average intrinsic value of $0.11.

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

July 31, 2022

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

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2022

Note 9 – RELATED PARTY TRANSACTIONS

As of July 31, 2022, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $53,890 as of July 31, 2022, and April 30, 2022.

Note 10 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through September 19, 2022, the date the consolidated financial statements were available to be issued. There are no subsequent events to report.

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

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from September 19, 2022.

Summary of the Three Months Ended July 31, 2022 Results of Operations Compared to the Three Month Period Ended July 31, 2021 Results of Operations

Revenue

The Company did not generate any revenue during the three month periods ended July 31, 2022 and 2021.

Operating Expenses

Operating expenses were $107,253 during the three month period ended July 31, 2022 versus $318,439 during the three month period ended July 31, 2021, a year-over-year decrease of approximately 66%. The Company incurred boat expenses of $34,465 during the three month period ended July 31, 2022 as compared to boat expenses of $117,621 during the same period in 2021, a decrease of approximately 71%. Professional fees were $20,088 in 2022 versus $58,089 in 2021, a decrease of approximately 65%. Consulting and accounting fees were $23,486 in 2022 and $50,408 in 2021, a decrease of nearly 53%. In 2022 general and administrative expenses were $13,581 and in 2021 they were $42,333, a decrease of approximately 68%. There were no research and development expenses in 2022 and in 2021 there were $20,000 in research and development expenses. Legal fees were $12,000 in 2022 and $14,750 in 2021, a year-over-year decrease of approximately 19%. There were no labor expenses during the three month period ended July 31, 2022 and $11,605 in 2021. Depreciation expenses were $3,633 in 2022 and 2021. Operating expenses decreased in 2022 because the Company had expended significant resources to purchase equipment, gear and related items for its exploration vessel as well as to set up its operations in 2021. Furthermore, the Company is working with a new operations and diving partner that is more cost effective than previous partners.

Other Income (Expenses)

Interest expense was $41,106 during the three month period ended July 31, 2022 and $171,670 during the three month period ended July 31, 2021, a decrease of 76%. During the three month period ended July 31, 2021 the Company entered into three convertible note agreements and during the period ended July 31, 2021 there were no new convertible notes requiring amortization of their beneficial conversion features. The decrease in interest expense in 2022 was a result of the amortization of the interest relating to the beneficial conversion features of several convertible promissory notes having more amortization in 2021 than in 2022.

Net Loss

For the three month period ended July 31, 2022 the Company incurred net losses of $148,359 versus net losses of $490,109 for the three month period ended July 31, 2021, a year-over-year decrease of approximately 70%,

Liquidity and capital resources

As at July 31, 2022, our total assets were $23,526.

As at July 31, 2022, our current liabilities were $992,825 and Stockholders’ deficit was $969,299.

As of July 31, 2022 we had a net working deficit of $988,310.

Cash flows from operating activities

For the three months ended July 31, 2022 net cash flows used in operating activities was $92,488.

For the three months ended July 31, 2021 net cash flows used in operating activities was $354,674.

Cash flows from investing activities

For the three months ended July 31, 2022 net cash flow used in investing activities was $0.

For the three months ended July 31, 2021 net cash flow used in investing activities was $0.

Cash flows from financing activities

For the three months ended July 31, 2022 we have generated $50,000 in cash flows from financing activities.

For the three months ended July 31, 2021 we have generated $400,000 in cash flows from financing activities.

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

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At July 31, 2022, the Company had a working capital deficit of $988,310. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from September 19, 2021.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of July 31, 2022. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of July 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of July 31, 2022, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the three month period ended July 31, 2022.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently involved in any litigation nor is it aware of any pending or threatened litigation against us.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Treasure & Shipwreck Recovery, Inc.

Date: September 19, 2022	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: September 19, 2022	By:	/s/ Patrick Schneider
Patrick Schieder Director

Date: September 19, 2022	By:	/s/ Frederick Conte
Frederick Conte Director