Form 10-Q/A
period 2022-07-31
Treasure & Shipwreck Recovery, Inc.
filed 2022-09-27
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Treasure & Shipwreck Recover, Inc.'s Quarterly Report on Form 10-Q for the period ended July 31, 2022, filed with the Securities and Exchange Commission on September 19, 2022 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Treasure & Shipwreck Recovery, Inc.

Date: September 26, 2022	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: September 26, 2022	By:	/s/ Patrick Schneider
Patrick Schieder Director

Date: September 26, 2022	By:	/s/ Frederick Conte
Frederick Conte Director