Form 10-Q
period 2022-10-31
Treasure & Shipwreck Recovery, Inc.
filed 2022-12-21
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 15,455,168 common shares issued and outstanding as of December 14, 2022.

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

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2022 and April 30, 2022

	October 31, 2022 (Unaudited)	April 30, 2022
ASSETS
Current Assets
Cash	$1,322	$47,003
Total current assets	1,322	47,003

Fixed Assets
Fixed assets, net of depreciation	16,400	21,644
Total fixed assets	16,400	21,644

Other Assets
Security deposit	1,000	11,000
Total other assets	1,000	11,000

Total Assets	$18,722	$79,647

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$41,942	$30,350
Accrued expenses	106,229	66,332
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	770,666	774,552
Short term loans	16,763	16,763
Related party convertible loan	60,890	53,890
Total current liabilities	1,005,190	950,587

Total Liabilities	1,005,190	950,587

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding.	—	—
Common stock, par value $0.001; 75,000,000 shares authorized, 15,455,168 and 9,488,502 shares issued at October 31, 2022 and April 30, 2022, respectively	16,589	9,489
Common stock to be issued	118,500	118,500
Additional paid in capital	2,562,139	2,335,529
Accumulated deficit	(3,683,696)	(3,334,458)
Total Stockholders’ Deficit	(986,468)	(870,940)

Total Liabilities and Stockholders’ Deficit	$18,722	$79,647

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Three and Six months ended October 31, 2022 and 2021

(Unaudited)

	Three months ended October 31, 2022	Three months ended October 31, 2021	Six months ended October 31, 2022	Six months ended October 31, 2021
REVENUES	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—

OPERATING EXPENSES
Consulting and accounting	60,892	22,150	84,378	72,558
Labor	10,585	4,087	10,585	35,692
Legal Fees	7,115	10,000	19,115	24,750
Professional fees	29,000	17,077	49,088	75,166
Boat expenses	35,381	118,064	69,845	235,685
Research and Development	—	8,000	—	8,000
General and administrative expenses	15,680	21,222	29,262	63,556
Depreciation	1,611	3,633	5,243	7,265
TOTAL OPERATING EXPENSES	160,264	204,233	267,516	522,672

NET LOSS FROM OPERATIONS	(160,264)	(204,233)	(267,516)	(522,672)

OTHER EXPENSES
Interest expense	40,615	180,710	81,721	352,380
NET LOSS BEFORE INCOME TAXES	(200,879)	(384,943)	(349,237)	(875,052)

Provision for income tax	—	—	—	—

NET LOSS	$(200,879)	$(384,943)	$(349,237)	$(875,052)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.04)	$(0.03)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	12,832,813	9,269,502	12,021,280	9,228,724

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three and Six months ended October 31, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, April 30, 2021	51	$-	8,146,502	$8,147	$312,500	$1,709,258	$(1,264,891)	$765,014

Common stock issued for financing fees	-	-	800,000	800	-	200,875	-	201,675
Stock compensation	-	-	350,000	350	(204,500)	204,150	-	-
Warrants issued with debt	-	-	-	-	-	158,325	-	158,325
Warrants issued for services	-	-	-	-	-	11,700	-	11,700
Net loss	-	-	-	-	-	-	(490,109)	(490,109)
Balance, July 31, 2021	51	-	9,296,502	9,297	108,000	2,284,308	(1,755,000)	646,605

Net loss	-	-	-	-	-	-	(384,943)	(384,943)

Balance, October 31, 2021	51	$-	9,296,502	$9,297	$108,000	$2,284,308	$(2,139,943)	$261,662

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, April 30, 2022	51	$-	9,488,502	$9,489	$118,500	$2,335,529	$(3,334,458)	$(870,940)

Sale of common stock	-	-	1,666,667	1,667	-	48,333	-	50,000
Net loss	-	-	-	-	-	-	(148,359)	(148,359)
Balance, July 31, 2022	51	-	11,155,169	11,156	118,500	2,383,862	(3,482,817)	(969,299)
Shares issued for services	-	-	100,000	100	-	2,900	-	3,000
Conversion of debt to equity	-	-	833,333	833	-	24,167	-	25,000
Warrants	-	-	-	-	-	-	20,710	20,710
Sale of common stock	-	-	4,500,000	4,500	-	130,500	-	135,000
Net loss	-	-	-	-	-	-	(200,879)	(200,879)
Balance, October 31, 2022	51	$-	15,455,168	$16,589	$118,500	$2,562,139	$(3,683,696)	$(986,468)

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six months ended October 31, 2022 and 2021

(Unaudited)

	Six months ended October 31, 2022 (Unaudited)	Six months ended October 31, 2021 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(349,237)	$(875,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,243	7,265
Warrants issued for services	20,710	11,700
Amortization of discount	21,114	309,630
Stock compensation	3,000	-
Changes in operating assets and liabilities:
Security deposits	10,000	(1,000)
Accounts payable	11,592	8,183
Accrued expenses	39,897	30,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(237,681)	(149,274)

CASH FLOWS FROM INVESTING ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in related party convertible loan	7,000	-
Proceeds from sale of common stock	185,000	-
Proceed from sales of convertible notes	-	360,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	192,000	360,000

NET INCREASE (DECREASE) IN CASH	(45,681)	(149,274)

Cash, beginning of period	47,003	197,761

Cash, end of period	$1,322	$48,487

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued with debt	$-	$158,325
Conversion of note payable to equity	$25,000	$-

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

October 31, 2022

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

Note 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from December 15, 2022. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At October 31, 2022, the Company had net working capital deficit of $1,003,868. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

October 31, 2022

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

There were no cash equivalents at October 31, 2022 and April 30, 2022. Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of October 31, 2022, the Company had $0 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred.

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

October 31, 2022

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

Basic Loss per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) ASC 260-10, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

The potentially dilutive common stock equivalents for the periods ended October 31, 2022 and 2021 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of October 31, 2022 and 2021, there were 12,248,836 and 8,074,096 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, short term loans, and the Company’s related party loan from a shareholder approximate their fair values because of the short maturity of these instruments.

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

October 31, 2022

Fixed Assets

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Gains and losses upon disposition are reflected in the consolidated statements of operations in the period of disposition. Maintenance and repair expenditures are charged to expenses as incurred. Currently the Company’s only assets are a diving vessel and a magnetometer. They are being depreciated over three to twelve years of useful lives.

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

October 31, 2022

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

Note 4 – FIXED ASSETS

Fixed assets at October 31 and April 30, 2022 are summarized below:

Fixed Assets	October 31, 2022	April 30, 2022
Diving Vessel	$36,390	$36,390
Magnetometer	24,000	24,000
Accumulated Depreciation	(43,990)	(38,746)
Fixed Assets, Net	$16,400	$21,644

Depreciation expense was $5,243 and $7,265 for the six months ended October 31, 2022 and 2021, and $1,611 and $3,633 for the three months ended October 31, 2022 and 2021, respectively.

Note 5 – NOTES PAYABLE

Related Party Convertible Loan

An officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 and $53,890 as of October 31, 2022 and April 30, 2022, respectively.

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

October 31, 2022

On April 20, 2022, the Company entered into a convertible note payable with an individual who is a member of the Company’s Board of Directors. The note payable, with a face value of $50,000, bears interest at 10.0% per annum and was due on July 21, 2022. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversation rate of $0.05. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. This convertible promissory note is currently in default due to non payment of principal and interest.

Short Term Loans

As of October 31 and April 30, 2022, the Company had loans totaling $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand.

Convertible Notes Payable

The following table reflects the convertible notes payable as of October 31, 2022 and April 30, 2022:

	Issue Date	Maturity Date	October 31, 2022 Principal Balance	April 30, 2022 Principal Balance	Rate	Conversion Price
Convertible notes payable
	4/26/2021	4/26/2023	$250,000	$250,000	10.00%	0.10
	4/26/2021	4/23/2023	-	25,000	10.00%	0.10
	5/5/2021	5/5/2023	150,000	150,000	10.00%	0.10
	5/7/2021	5/7/2023	100,000	100,000	10.00%	0.10
	5/19/2021	5/19/2023	150,000	150,000	10.00%	0.10
	12/06/2021	3/6/2023	70,666	70,666	10.00%	0.10
	4/20/2022	7/21/2023	50,000	50,000	10.00%	0.05
Face value			$770,666	$795,666

Less unamortized discounts			-	21,114

Balance convertible notes payable			$770,666	$774,552

The convertible notes payable are convertible into a fixed number of shares and with no down round protection features. The Company accounted for the beneficial conversion features based on the intrinsic value at the date of issuance. During the period ended October 31, 2022 and year ended April 30, 2022, the Company recognized beneficial conversion features totaling $0 and $479,579, respectively. The discount from the beneficial conversion features are being amortized through charges to interest expense over the term of the convertible notes payable. The Company recorded interest expense related to the amortization of debt discounts of $21,114 and $318,630 for the six months ended October 31, 2022 and 2021, respectively.

New Convertible Notes Payable Issued During the Six Month Periods Ended October 31, 2022 and 2021

2022

The Company did not enter into any new convertible note payable agreements during the six month period ended October 31, 2022.

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

October 31, 2022

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

Note 6 – STOCKHOLDERS’ DEFICIT

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

At October 31, 2022 and April 30, 2022 the Company had 51 shares of Series A preferred shares outstanding.

Warrants

At April 30, 2022 there were 1,255,667 warrants outstanding with a weighted average exercise price of $0.25, weighted average remaining life of 4.7 years and an average intrinsic value of $0.11. There were 887,500 warrants at a strike price of $0.06 granted during the six month period ended October 31, 2022. At October 31, 2022, there were 2,143,167 warrants with a weighted average exercise price of $0.17, weighted average remaining life of 3.05 years, and an average intrinsic value of $0.11.

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

October 31, 2022

Note 7 – COMMITMENTS AND CONTINGENCIES

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

October 31, 2022

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

Trademark and Usage Purchase Agreement Gaming and Media Rights Payments

TSR entered into a Trademark and Usage Purchase Agreement on March 5, 2020, Purchase of Trademark, Graphics, Related Media and Product Materials. Under the terms of the agreement TSR is obligated to pay ten percent of the gaming rights and five percent of television media revenue, which shall be for rights of the gaming name rights, as used in all such app, online or other gaming as owned by TSR and any television related media.

Note 8 – RELATED PARTY TRANSACTIONS

As of October 31, 2022, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 and $53,890 as of October 31, 2022, and April 30, 2022, respectively.

Note 9 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through December 20, 2022, the date the consolidated financial statements were available to be issued. There are no subsequent events to report.

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

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from December 15, 2022.

Summary of the Six Months Ended October 31, 2022 Results of Operations Compared to the Six Months Ended October 31, 2021 Results of Operations

Revenue

The Company did not generate any revenue during the six month periods ended October 31, 2022 and 2021.

Operating Expenses

Operating expenses were $267,516 during the six month period ended October 31, 2022 versus $522,672 during the six month period ended October 31, 2021, a decrease of approximately 49%. The Company’s operating expenses decreased mainly due to a substantial decrease in boat, labor, and professional fee expenses. The Company incurred boat expenses of $69,845 during the six month period ended October 31, 2022 as compared to boat expenses of $235,685 during the same period in 2021. Labor expense was $10,585 during the six month period ended October 31, 2022 as compared to labor expenses of $35,692 during the same period in 2021. Boat and labor expenses decreased as a result of the Company spending less time exploring for shipwrecks and related artifacts and treasure. General and administrative expenses were $29,262 in 2022 versus $63,556 in 2021.

Other Income (Expenses)

Interest expense was $81,721 and $352,380 during the six month periods ended October 31, 2022 and 2021, respectively. The interest expense in 2022 and 2021 was a result of the amortization of the interest relating to the beneficial conversion features of several convertible promissory notes.

Net Loss

For the six month period ended October 31, 2022 the Company incurred net losses of $349,237 versus net losses of $875,052 for the six month period ended October 31, 2021.

Summary of the Three Months Ended October 31, 2022 Results of Operations Compared to the Three Months Ended October 31, 2021 Results of Operations

Revenue

The Company did not generate any revenue during the three month periods ended October 31, 2022 and 2021.

Operating Expenses

Operating expenses were $160,264 during the three month period ended October 31, 2022 versus $204,233 during the three month period ended October 31, 2021, a decrease of approximately 22%. This decrease is primarily attributable to a decrease in boat expenses. The Company incurred boat expenses of $35,381 during the three month period ended October 31, 2022 as compared to boat expenses of $118,064 during the same period in 2021. The decrease in boat expense was due to less exploration time during the three month period ended October 31, 2022.

Other Income (Expenses)

Interest expense was $40,615 during the three month period ended October 31, 2022 and $180,710 during the three month period ended October 31, 2021, a decrease of 77%. During the three month period ended October 31, 2021 the Company entered into three convertible note agreements and during the period ended October 31, 2022 there were no new convertible notes requiring amortization of their beneficial conversion features. The decrease in interest expense in 2022 was a result of the amortization of the interest relating to the beneficial conversion features of several convertible promissory notes having more amortization in 2021 than in 2022.

Net Loss

For the three month period ended October 31, 2022 the Company incurred net losses of $200,879 versus net losses of $384,943 for the three month period ended October 31, 2021, a year-over-year decrease of approximately 48%.

Liquidity and capital resources

As at October 31, 2022, our total assets were $18,722.

As at October 31, 2022, our current liabilities were $1,005,190 and Stockholders’ deficit was $986,468.

As of October 31, 2022 we had a net working deficit of $1,003,868.

Cash flows from operating activities

For the six months ended October 31, 2022 net cash flows used in operating activities was $237,681.

For the six months ended October 31, 2021 net cash flows used in operating activities was $509,274.

Cash flows from investing activities

For the six months ended October 31, 2022 net cash flow used in investing activities was $0. There were no investing activities during the period.

For the six months ended October 31, 2021 net cash flow used in investing activities was $0. There were no investing activities during the period.

Cash flows from financing activities

For the six months ended October 31, 2022 we have generated $192,000 in cash flows from financing activities. This was from an increase in a related party convertible note of $7,000 and proceeds from sale of common stock of $185,000.

For the six months ended October 31, 2021 we have generated $360,000 in cash flows from financing activities. This was from the sale of convertible notes.

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

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At October 31, 2022, the Company had a working capital deficit of $1,003,868. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from December 20, 2022.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of October 31, 2022. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of October 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of October 31, 2022, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended October 31, 2022.

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

Treasure & Shipwreck Recovery, Inc.

Date: December 20, 2022	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: December 20, 2022	By:	/s/ Patrick Schneider
Patrick Schieder Director

Date: December 20, 2022	By:	/s/ Frederick Conte
Frederick Conte Director