Form 10-Q/A
period 2022-10-31
Treasure & Shipwreck Recovery, Inc.
filed 2023-01-23
CIK 1703625

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Treasure & Shipwreck Recover, Inc.'s Quarterly Report on Form 10-Q for the period ended October 31, 2022, filed with the Securities and Exchange Commission on December 20, 2022 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

The convertible notes payable are convertible into a fixed number of shares and with no down round protection features. The Company accounted for the beneficial conversion features based on the intrinsic value at the date of issuance. During the period ended October 31, 2022 and year ended April 30, 2022, the Company recognized beneficial conversion features totaling $0 and $479,579, respectively. The discount from the beneficial conversion features are being amortized through charges to interest expense over the term of the convertible notes payable. The Company recorded interest expense related to the amortization of debt discounts of $21,114 and $309,630 for the six months ended October 31, 2022 and 2021, respectively.

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

Treasure & Shipwreck Recovery, Inc.

Date: January 23, 2023	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: January 23, 2023	By:	/s/ Patrick Schneider
Patrick Schieder Director

Date: January 23, 2023	By:	/s/ Frederick Conte
Frederick Conte Director