Form 10-Q
period 2023-01-31
Treasure & Shipwreck Recovery, Inc.
filed 2023-03-21
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 28,305,358 common shares issued and outstanding as of March 21, 2023.

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

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2023 and April 30, 2022

	January 31, 2023 (Unaudited)	April 30, 2022
ASSETS
Current Assets
Cash	$-	$47,003
Total current assets	-	47,003

Fixed Assets
Fixed assets, net of depreciation	15,800	21,644
Total fixed assets	15,800	21,644

Other Assets
Security deposit	1,000	11,000
Total other assets	1,000	11,000

Total Assets	$16,800	$79,647

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$29,804	$30,350
Accrued expenses	126,121	66,332
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	770,666	774,552
Short term loans	2,700	16,763
Related party convertible loan	60,890	53,890
Total current liabilities	998,881	950,587

Total Liabilities	998,881	950,587
Commitments and contingencies (Note 7)
Stockholders’ Deficit
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding.	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 18,019,025 and 9,488,502 shares issued and outstanding at January 31, 2023 and April 30, 2022, respectively	18,019	9,489
Common stock to be issued	118,500	118,500
Additional paid in capital	2,579,062	2,335,529
Accumulated deficit	(3,697,662)	(3,334,458)
Total Stockholders’ Deficit	(982,081)	(870,940)

Total Liabilities and Stockholders’ Deficit	$16,800	$79,647

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended January 31, 2023 and 2022
(Unaudited)

	Three months ended January 31, 2023 (Unaudited)	Three months ended January 31, 2022 (Unaudited)	Nine months ended January 31, 2023 (Unaudited)	Nine months ended January 31, 2022 (Unaudited)
REVENUES	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES
Consulting and accounting	3,500	27,550	87,878	100,108
Labor	-	1,232	10,585	36,925
Legal Fees	398	8,825	19,513	33,575
Professional fees	2,000	5,448	51,088	80,614
Boat expenses	3,984	11,142	73,829	246,826
Research and Development	-	-	-	8,000
General and administrative expenses	4,303	36,335	33,565	99,891
Depreciation	600	3,632	5,843	10,897
TOTAL OPERATING EXPENSES	14,785	94,164	282,301	616,836

NET LOSS FROM OPERATIONS	(14,785)	(94,164)	(282,301)	(616,836)

OTHER EXPENSES
Interest expense	819	(222,525)	(80,903)	(574,905)
NET LOSS BEFORE INCOME TAXES	(13,966)	(316,689)	(363,204)	(1,191,741)

Provision for income tax	-	-	-	-
NET LOSS	$(13,966)	$(316,689)	$(363,204)	$(1,191,741)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.03)	$(0.03)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	17,744,299	9,424,502	14,207,357	9,293,893

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Three and nine months ended January 31, 2023 and 2022
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2021	51	$-	8,146,502	$8,147	$312,500	$1,709,258	$(1,264,891)	$765,014

Common stock issued for services	-	-	800,000	800	-	200,875	-	201,675
Stock compensation	-	-	350,000	350	(204,500)	204,150	-	-
Warrants issued with debt	-	-	-	-	-	158,325	-	158,325
Warrants issued for services	-	-	-	-	-	11,700	-	11,700
Net loss	-	-	-	-	-	-	(490,109)	(490,109)
Balance, July 31, 2021	51	-	9,296,502	9,297	108,000	2,284,308	(1,755,000)	646,605

Net loss	-	-	-	-	-	-	(384,943)	(384,943)
Balance, October 31, 2021	51	-	9,296,502	9,297	108,000	2,284,308	(2,139,943)	261,662

Stock issued for services	-	-	192,000	192	-	28,608	-	28,800
Warrants issued with debt	-	-	-	-	-	22,613	-	22,613
Net loss	-	-	-	-	-	-	(316,689)	(316,689)
Balance, January 31, 2022	51	$-	9,488,502	$9,489	$108,000	$2,335,529	$(2,456,632)	$(3,614)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2022	51	$-	9,488,502	$9,489	$118,500	$2,335,529	$(3,334,458)	$(870,940)

Sale of common stock	-	-	1,666,667	1,667	-	48,333	-	50,000
Net loss	-	-	-	-	-	-	(148,359)	(148,359)
Balance, July 31, 2022	51	-	11,155,169	11,156	118,500	2,383,862	(3,482,817)	(969,299)

Shares issued for services	-	-	100,000	100	-	2,900	-	3,000
Conversion of debt to equity	-	-	833,333	833	-	24,167	-	25,000
Sale of common stock	-	-	4,500,000	4,500	-	109,790	-	114,290
Warrants	-	-	-	-	-	20,710	-	20,710
Net loss	-	-	-	-	-	-	(200,879)	(200,879)
Balance, October 31, 2022	51	-	16,588,502	16,589	118,500	2,541,429	(3,683,696)	(1,007,178)

Conversion of debt to equity	-	-	597,190	597	-	13,466	-	14,063
Sale of common stock	-	-	833,333	833	-	21,555	-	22,388
Warrants	-	-	-	-	-	2,612	-	2,612
Net loss	-	-	-	-	-	-	(13,966)	(13,966)
Balance, January 31, 2023	51	$-	18,019,025	$18,019	$118,500	$2,579,062	$(3,697,662)	$(982,081)

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended January 31, 2023 and 2022
(Unaudited)

	Nine months ended January 31, 2023 (Unaudited)	Nine months ended January 31, 2022 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(363,204)	$(1,191,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,843	10,897
Warrants issued for services	-	11,700
Amortization of discount	21,114	525,448
Stock compensation	3,000	-
Changes in operating assets and liabilities:
Security deposits	10,000	(10,000)
Account payable	(545)	-
Accrued expenses	59,789	63,990
CASH FLOWS USED IN OPERATING ACTIVITIES	(264,003)	(589,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	210,000	-
Proceeds from sale of convertible notes	-	413,000
Proceeds from related party convertible loan	7,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	217,000	413,000

NET INCREASE (DECREASE) IN CASH	(47,003)	(176,706)

Cash, beginning of period	47,003	197,761

Cash, end of period	$-	$21,055

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Conversion of debt to equity	$39,063	$-
Warrants issued with debt	$-	$180,938

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

January 31, 2023

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

Note 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company had no cash at January 31, 2023. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from March 21, 2023. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At January 31, 2023, the Company had net working capital deficit of $998,881. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These consolidated unaudited financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements included in the Company’s Form 10-K annual report for the year ended April 30, 2022. The results of the nine months ended January 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending April 30, 2023.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of TSR Holdings, Inc. and TSR Media, which are wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the nine month periods ended January 31, 2023 and 2022 include the useful life of property and equipment, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at January 31, 2023 and April 30, 2022. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2023, the Company had $0 in excess of the FDIC insured limit.

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

Basic Loss per Share

The Company has adopted Financial Accounting Standard Board (“FASB”) ASC 260-10, which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

The potentially dilutive common stock equivalents for the periods ended January 31, 2023 and 2022 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of January 31, 2023 and 2022, there were approximately 10,349,827 and 8,074,096 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Note 4 – FIXED ASSETS

Fixed assets at January 31, 2023 and April 30, 2022 are summarized below:

Fixed Assets	January 31, 2023	April 30, 2022
Diving Vessel	$36,390	$36,390
Magnetometer	24,000	24,000
Accumulated Depreciation	(44,590)	(38,746)
Fixed Assets, Net	$15,800	$21,644

For the nine month periods ended January 31, 2023 and 2022, depreciation expenses were $5,843 and $10,897, respectively.

For the three month periods ended January 31, 2023 and 2022, depreciation expenses were $600 and $3,632, respectively.

Note 5 – NOTES PAYABLE

Related Party Convertible Loan

An officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 and $53,890 as of January 31, 2023 and April 30, 2022, respectively.

Short Term Loans

As of January 31, 2023 and April 30, 2022, the Company had two loans totaling $2,700 and $16,763, respectively. One of the loans, totaling $14,063, was converted for 597,190 shares of common stock during the period ended January 31, 2023. The remaining loan of $2,700 is unsecured, non-interest bearing and due on demand.

Convertible Notes Payable

The following table reflects the convertible notes payable as of January 31, 2023 and April 30, 2022:

	Issue Date	Maturity Date	January 31, 2023 Principal Balance	April 30, 2022 Principal Balance	Rate	Conversion Price
Convertible notes payable
	4/26/2021	4/26/2023	$250,000	$250,000	10.00%	0.10
	4/26/2021	4/23/2023	-	25,000	10.00%	0.10
	5/5/2021	5/5/2023	150,000	150,000	10.00%	0.10
	5/7/2021	5/7/2023	100,000	100,000	10.00%	0.10
	5/19/2021	5/19/2023	150,000	150,000	10.00%	0.10
	12/06/2021	3/6/2023	70,666	70,666	10.00%	0.10
	4/20/2022	7/21/2023	50,000	50,000	10.00%	0.05
Face value			$770,666	$795,666

Less unamortized discounts			-	21,114

Balance convertible notes payable			$770,666	$774,552

The convertible notes payable are convertible into a fixed number of shares and with no down round protection features. The Company accounted for the beneficial conversion features based on the intrinsic value at the date of issuance. During the nine months ended January 31, 2023 and year ended April 30, 2022, the Company recognized beneficial conversion features totaling $0 and $479,579, respectively. The discount from the beneficial conversion features are being amortized through charges to interest expense over the term of the convertible notes payable. The Company recorded interest expense related to the amortization of debt discounts on these notes of $0 and $206,818 for the three months ended January 31, 2023 and 2022, respectively. The Company recorded interest expense related to the amortization of debt discounts on these notes of $21,114 and $525,448 for the nine months ended January 31, 2023 and 2022, respectively.

New Convertible Notes Payable Issued During the Nine Month Periods Ended January 31, 2023 and 2022

2023

The Company did not enter into any new convertible note payable agreements during the nine month period ended January 31, 2023.

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

At January 31, 2023 and April 30, 2022 the Company had 51 shares of Series A preferred shares outstanding.

Warrants

At April 30, 2022 there were 1,255,667 warrants outstanding with a weighted average exercise price of $0.25, weighted average remaining life of 4.7 years and an average intrinsic value of $0.11. There were 887,500 warrants at a strike price of $0.06 granted during the nine month period ended January 31, 2023. At January 31, 2023, there were 2,143,167 warrants with a weighted average exercise price of $0.17, weighted average remaining life of 2.25 years, and an average intrinsic value of $0.11.

Note 7 – COMMITMENTS AND CONTINGENCIES

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

Note 8 – RELATED PARTY TRANSACTIONS

An officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 and $53,890 as of January 31, 2023, and April 30, 2022, respectively.

Note 9 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 21, 2023, the date the financial statements were available to be issued.

Subsequent to January 31, 2023:

On March 8, 2023, the Company purchased a vessel and a boat for its treasure recovery operations. The treasure recovery vessel, the M/V Bottomline, is a 36 foot Chris Craft Commander outfitted with two Caterpillar 370 HP engine and retrofitted with two blowers used in the treasure recovery process, The boat is a 17 foot Boston Whaler, to be utilized as an anchor and utility boat. The total purchase price for both the vessel and the smaller boat was $148,225, including fees and sales taxes.

Subsequent to January 31, 2023, the Company issued or has agreed to issue shares of its common stock as follows:

(i)	7,336,333 shares of common stock for proceeds of $220,100 under its Reg A filing; and

(ii)	2,950,000 shares of common stock to settle the principal and accrued interest of$88,100 of two convertible notes.

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

Legal Proceedings

TSR was served with a lawsuit in the lesser county court in Hillsborough County, Florida, served on February 1, 2023, over a claimed fee by Dalmore Group, LLC for a claim of fees of a limited amount of $20,000, Dalmore was contracted by TSR to perform services to TSR in regard to the offering and processing for TSR’s REG A offering. However, after contracting Dalmore, and TSR paying the initial fees of some $5,950. TSR chose not to continue with their services, and communicated an end to such agreement. Dalmore apparently failed to acknowledge such termination, even though they did not provide any services at all for TSR. TSR has filed a motion to dismiss such lawsuit on numerous grounds. TSR does not believe the lawsuit to have merit and is not material to its operations and financial condition. There are no other threated or other legal proceedings for TSR.

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

Results of operations

We have incurred recurring losses to date. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. The Company had $0 cash at January 31, 2023. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 21, 2023.

Summary of the Nine Months Ended January 31, 2023 Results of Operations Compared to the Nine Months Ended January 31, 2022 Results of Operations

Revenue

The Company did not generate any revenue during the nine month periods ended January 31, 2023 and 2022.

Operating Expenses

During the nine month period ended January 31, 2023, the Company incurred consulting and accounting expense of $87,878, labor expense of $10,585, legal fees of $19,513, professional fees of $51,088, boat expense of $73,829, general and administrative expense of $33,565 and depreciation expense of $5,843.

During the nine month period ended January 31, 2022, the Company incurred consulting and accounting expense of $100,108, labor expense of $36,925, legal fees of $33,575, professional fees of $80,614, boat expense of $246,826, research and development expense of $8,000, general and administrative expense of $99,891, and depreciation expense of $10,897.

The decrease in operating expenses for the nine months ended January 31, 2023 is attributable to the decrease in boat and labor expenses for exploration and decrease in consulting and legal fees. The Company also conducted fewer exploration activities due to inclement weather.

Other Income (Expenses)

Interest expense was $80,903 during the nine month period ended January 31, 2023. Interest expense was $574,905 during the nine month period ended January 31, 2022. The interest expense in 2023 was a result of interest on notes and the amortization of the interest relating to the beneficial conversion features of several convertible promissory notes. Other income was $0 during the nine month period ended January 31, 2023 and 2022.

Net Loss

For the nine month period ended January 31, 2023 the Company incurred net losses of $363,204 versus net losses of $1,191,741 for the nine month period ended January 31, 2022. The decrease in net loss was attributable to decreased operating expenses and interest expense. The decrease in net losses for the period ended January 31, 2023 was due to decreased interest expense versus the three month period ended January 31, 2022.

Summary of the Three Months Ended January 31, 2023 Results of Operations Compared to the Three Months Ended January 31, 2022 Results of Operations

Revenue

The Company did not generate any revenue during the three month periods ended January 31, 2023 and 2022.

Operating Expenses

For the three month period ended January 31, 2023, the Company incurred consulting and accounting fees of $3,500, legal fees of $398, professional fees of $2,000, boat expense of $3,984, general and administrative expense of $4,303, and depreciation expense of $600.

For the three month period ended January 31, 2022, the Company incurred consulting and accounting expense of $27,550, labor expense of $1,232, legal fees of $8,825, professional fees of $5,448, boat expense of $11,142, general and administrative expense of $36,335, and depreciation expense of $3,632.

The decrease in operating expenses for the three months ended January 31, 2023 is attributable to a decrease in consulting and accounting fees and general and administrative expenses. The Company also conducted fewer exploration activities due to inclement weather.

Other Income (Expenses)

Interest expense was $(819) during the three month period ended January 31, 2023. Interest expense was $222,525 during the three month period ended January 31, 2022. The interest expense in 2022 was a result of interest on notes and the amortization of the interest relating to the beneficial conversion features of several convertible promissory notes. The increase in interest expense in 2022 was a result of the amortization of the interest relating to the beneficial conversion features of several convertible promissory notes having more amortization in 2021 than in 2022.

Net Loss

For the three month period ended January 31, 2023 the Company incurred net losses of $13,966 versus losses of $222,525 for the three month period ended January 31, 2022. The decreased net loss is a result of decreased interest expense in the three months ended January 31, 2023. The decrease in net losses for the period ended January 31, 2023 was due to decreased interest expense versus the three month period ended January 31, 2022.

Liquidity and capital resources

As at January 31, 2023, our total assets were $16,800.

As at January 31, 2023, our current liabilities were $998,881 and stockholders’ deficit was $982,081.

As at January 31, 2023, we had a net working capital deficit of $998,881.

Cash flows from operating activities

For the nine month period ended January 31, 2023 net cash flows used in operating activities was $264,865.

For the nine month period ended January 31, 2022 net cash flows used in operating activities was $589,706.

The decrease in cash used in operating activities is attributable to decreased boat expense and general and administrative expenses.

Cash flows from investing activities

There were no cash flows from investing activities for the nine month periods ended January 31, 2023 and 2022.

Cash flows from financing activities

For the nine month period ended January 31, 2023 cash flows provided by financing activities were $217,000.

For the nine month period ended January 31, 2022 cash flows provided by financing activities were $413,000.

The decrease in cash provided by financing activities is attributable to increased proceeds from the sale of convertible loans for the nine month period ended January 31, 2022.

We qualify as a “smaller reporting company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

For example, smaller reporting companies are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or the auditor attestation of internal controls over financial reporting.

Future Financings

We will continue to rely on equity sales of the Company’s common shares in order to continue to fund business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that the Company will achieve any additional sales of equity securities or arrange for debt or other financing to fund planned operations. Future financing activities involving the sale of common stock under subscription agreements or entering into convertible promissory note agreements may cause substantial dilution to current shareholders. The Company currently has an active Reg-A for a financial raise.

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At January 31, 2023, the Company had $0 cash and a working capital deficit of $998,881. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from March 17, 2023.

The Company may not be able to continue as a going concern. The report of our independent auditors for the year ended April 30, 2022 raises substantial doubt as to our ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company will be lost.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of January 31, 2023. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and reporting of financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the consolidated financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of January 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and reporting of financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the consolidated financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of January 31, 2023, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the nine month period ended January 31, 2023.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TSR was served with a lawsuit in the lesser county court in Hillsborough County,Florida, served on February 1, 2023, over a claimed fee by Dalmore Group, LLC for a claim of fees of a limited amount of $20,000, Dalmore was contracted by TSR to perform services to TSR in regard to the offering and processing for TSR’s REG A offering. However, after contracting Dalmore, and TSR paying the initial fees of some $5,950. TSR chose not to continue with their services, and communicated an end to such agreement. Dalmore apparently failed to acknowledge such termination, even though they did not provide any services at all for TSR. TSR has filed a motion to dismiss such lawsuit on numerous grounds. TSR does not believe the lawsuit to have merit and is not material to its operations and financial condition.

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

Treasure & Shipwreck Recovery, Inc.

Date: March 21, 2023	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: March 21, 2023	By:	/s/ Frederick Conte
Frederick Conte Director

Date: March 21, 2023	By:	/s/ Patrick Schneider
Patrick Schneider Director