Form 10-K
period 2023-04-30
Treasure & Shipwreck Recovery, Inc.
filed 2023-08-31
CIK 1703625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended April 30, 2023

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $93,215 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 10% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 22, 2023 the Registrant had 55,105,715 outstanding shares of its common stock, $0.001 par value.

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

Item 1. Description of Business

Overview

Treasure & Shipwreck Recovery, Inc (“TSR” or the “Company”), was incorporated in the State of Nevada on October 24, 2016 as Beliss Corp. The Company changed its name to Treasure & Shipwreck Recovery Inc. on June 26, 2019. The Company is in the colonial era treasure shipwreck recovery business operating salvage crews on the east coast of Florida.

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

Corporate History

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

TSR has contracted with entities for recoveries on 1715 fleet and other or ancient wreck sites along the coast of Florida. Thus far this has been a successful season that will be more updated in the next quarter. As well as news being released on our social media Facebook page and other arenas. TSR is educating the public and some 24,000 followers on ancient shipwrecks and recoveries from around the world, and from shipwrecks off of Florida.

For the 2023 Treasure recovery season, TSR purchased a treasure recovery vessel and support vessel in March 2023. The 36’ foot vessel is outfitted with prop blowers for bottom removal, and numerous technologies for search and diving.

For the 2023 Summer Season TSR contracted with entities for recoveries on 1715 fleet and other or ancient wreck sites along the coast of Florida. Such recovery season was even more successful than 2021, with precious jewelry, including gold and emerald rings, necklaces, gold, and numerous coins and other artifacts including large silver items and loose gold. The value of the found artifacts and treasure will be assessed at seasons end.

TSR is actively pursuing the media coverage opportunities and expanding its social media presence across the globe with an agreement with a public relations firm that will have the Facebook page, Twitter account, TikTok account, and numerous other sites that will be interactive for the anticipated millions of followers that we will seek to gain to follow the story of TSR as it goes forward. During this same time, TSR has acquired media equipment such as drones and underwater cameras for use in documenting the Company’s operations. TSR is actively pursuing a television or other media for a reality treasure hunting show which is in negotiations presently for production. TSR intends to own such production and rights for sale and distribution.

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

Board of Directors

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

Specialties: Multi-site Operations, Strategic / Operational Planning, Joint Venture Negotiations, Regulatory Compliance, Sales and Budget Forecasting, Business Expansion, Project Management, SEC Reporting, Shareholder Relations, Loss Mitigation, P&L Management, Turnaround Management, Hypothecations/ Securitizations

Treasure Search and Salvage Gaming

The Company has opened an agreement with cracking treasure where they are using TSR as the basis for an NFT collection from which TSR entered a licensing agreement allowing Kraken to use media from TSR as well as videos, on site visits, interviews, and other material provided by TSR for the NFT collection being built by Kraken. TSR is seeking the build out of a game based on treasure search in an entertaining environment for build out and use as an app potentially in the metaverse. TSR sees this as a sustainable revenue source for the company going forward.

Revenue Sources.

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

Research and Development Activities and Costs

During the years ended April 30, 2023 and 2022, we incurred $8,349 and $8,000, respectively, of research and development costs related to the development of our treasure search and salvage gaming app.

Employees

Other than our President and CFO, Craig Huffman, we have no full-time or part-time employees of our business or operations who are employed by TSR. All crews and consultants are outside consultants, and directors are not employees.

Description of Property

TSR’s offices are currently located at 1501 Lake Ave. S.E. Largo, Florida, which is the location of an office held by Craig A. Huffman who is the Company’s President and Chief Financial Officer. Mr. Huffman does not charge rent for such office use and there is no lease. The mailing address for the Company is 13046 Racetrack Road, #234, Tampa, Florida 33626. The Company’s search and recovery vessels, the R/V Bellows, the Bellow, and a Boston Whaler, are located at 601 Seaway Drive, Fort Pierce, FL 34949, the Company is paying $1,080 per month for dockage for the vessel.

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

In May of 2023, TSR was sued in county court over a contract by the firm of Delmar which contends that TSR did not follow through on a contract for their services related to its regulation A offering in 2022. The Company has defended and is defending such on the basis that Del Mar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by TSR in the county court. Such lawsuit is seeking $20,000 by Delmar.

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

Our stock price fluctuated between $0.06 and $0.01 for the year ended April 30, 2023 and $0.40 and $0.02 for the year ended April 30, 2022. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The following table reflects the high and low prices of our stock for each quarter during the periods ended April 30, 2023 and 2022:

Quarter Ended	High Price	Low Price
July 31, 2021	0.40	0.14
October 31, 2021	0.39	0.16
January 31, 2022	0.26	0.08
April 30, 2022	0.14	0.02
July 31, 2022	0.06	0.02
October 31, 2022	0.04	0.02
January 31, 2023	0.02	0.01
April 30, 2023	0.05	0.03

Approximate Number of Holders of Common Stock

As of April 30, 2023, there were 43,815,090 issued and outstanding shares of common stock were held by a total of 35 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2023 and 2022.

Recent Sales and Other Issuances of Unregistered Securities

Purchase or Sale of our Equity Securities by Officers and Directors

During the years ended April 30, 2023 and 2022 there have been no sales of securities to officers and directors.

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

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 31, 2023.

Summary of the Year Ended April 30, 2023 Results of Operations Compared to the Year Ended April 30, 2022 Results of Operations

Revenue

The Company recorded revenue of $85,000 and $0 and during the years ended April 30, 2023 and 2022, respectively. Revenue is 2023 is due to TSR granting an exclusive license to use photographic and video rights of TSR’s treasure recovery activities for use to publicize non-fungible token sales as well as appearances by TSR persons for such publication and sales.

Operating Expenses

During the year ended April 30, 2023, the Company incurred consulting and accounting expense of $148,807, labor expense of $24,218, professional fees of $75,862, legal fees of $75,363, boat expense of $127,455, research and development of $8,349, general and administrative expense of $80,054 and depreciation expense of $8,914.

During the year ended April 30, 2022, the Company incurred consulting and accounting expense of $119,157, labor expense of $36,924, professional fees of $80,614, legal fees of $37,545, boat expense of $249,402, research and development of $8,000, general and administrative expense of $112,598 and depreciation expense of $14,530.

The decrease in operating expenses for the year ended April 30, 2023 is attributable to decreased boat expense of $121,947, decreased general and administrative expenses of $32,544, decreased professional fees of $4,752, decreased labor expense of $12,706 and decreased depreciation of $5,616, which is mainly a result of less exploration activity during the year ended April 30, 2023.

Other Expenses

Total other expenses were $477,103 during the year ended April 30, 2023 and $1,140,797 during the year ended April 30, 2022. Other expenses in 2023 were due to interest expenses. Other expenses in 2022 were due to interest expenses of $774,797 and an impairment loss of $636,000 on the trademark, graphics and related media and product materials that were acquired during the year ended April 30, 2019 and interest expenses. The interest expense was a result of interest on notes and the amortization of the interest relating to the beneficial conversion features of several convertible promissory notes.

Net Loss

For the year ended April 30, 2023 the Company incurred net losses of $941,125 versus net losses of $2,069,567 for the year ended April 30, 2022. The decrease in net loss was attributable to decreased impairment losses, interest expense and operating expenses, as well as licensing revenue recognized in 2023.

Liquidity and Capital Resources and Cash Requirements

Liquidity and capital resources

As at April 30, 2023, our total assets were $368,817.

As at April 30, 2023, our current liabilities were $1,167,938 and stockholders’ deficit was $799,121.

As of April 30, 2023, we had a net working capital deficit of $961,216.

Cash flows from operating activities

For the year ended April 30, 2023 net cash flows used in operating activities was $424,056.

For the year ended April 30, 2022 net cash flows used in operating activities was $613,758.

The decrease in cash used in operating activities is attributable to revenue and decreased interest and boat expenses.

Cash flows from investing activities

For the year ended April 30, 2023 net cash flows used in investing activities was $148,225. There were no cash flows from investing activities for the year ended April 30, 2022.

The increase in net cash flows used in investing activities was attributable to the purchase of two additional vessels.

Cash flows from financing activities

For the year ended April 30, 2023 cash flows provided by financing activities were $732,000.

For the year ended April 30, 2022 cash flows provided by financing activities were $463,000.

The increase in cash provided by financing activities is attributable to increased proceeds from the sale of common stock.

We qualify as a “smaller reporting company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

For example, smaller reporting companies are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or the auditor attestation of internal controls over financial reporting.

Future Financings

We will continue to rely on equity sales of the Company’s common shares in order to continue to fund business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that the Company will achieve any additional sales of equity securities or arrange for debt or other financing to fund planned operations. Future financing activities involving the sale of common stock under subscription agreements or entering into convertible promissory note agreements may cause substantial dilution to current shareholders and a significant decline in the price of our stock.

The Company may not be able to continue as a going concern. The report of our independent auditors for the years ended April 30, 2023 and 2022 raises substantial doubt as to our ability to continue as a going concern. Our independent auditors believe, based on our financial results as of April 30, 2023, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company will be lost.

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
April 30, 2023 and 2022

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Treasure & Shipwreck Recovery, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Treasure & Shipwreck Recovery, Inc. (the Company) as of April 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

3001 N. Rocky Point Dr. East Suite 200 ● Tampa, Florida 33607 ● 813.440-3527

Revenue Recognition

As described in Note 3 to the Company’s consolidated financial statements, the Company recognizes revenue in accordance with ASC 606, including licensing revenue. To determine whether the Company’s promise to provide a right to access its intellectual property or a right to use its intellectual property, the Company considers the nature of the intellectual property to which the customer will have rights.

We identified the Company’s application of revenue recognition as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained the licensing agreement and management’s assessment of ASC 606 and performed the following procedures:
-	Reviewed the licensing agreement for relevant terms.
-	Reviewed management’s assessment and conclusion of ASC 606 in relation to the licensing agreement and evaluated the appropriateness of management’s application of their accounting policies in the determination of the revenue to be recognized.

We have served as the Company’s auditor since 2019.

PCAOB Firm ID#3289

Tampa, Florida

August 30, 2023

Treasure & Shipwreck Recovery Inc.
CONSOLIDATED BALANCE SHEETS
As of April 30, 2023 and 2022

	April 30, 2023	April 30, 2022
ASSETS
Current Assets
Cash	$206,722	$47,003
Total current assets	206,722	47,003

Fixed Assets
Fixed assets, net of depreciation	161,095	21,644
Total fixed assets	161,095	21,644

Other Assets
Security deposit	1,000	11,000
Total other assets	1,000	11,000

Total Assets	$368,817	$79,647

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$12,942	$30,350
Accrued expenses	399,065	66,332
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	583,641	724,552
Short term loans	2,700	16,763
Related party convertible loan	110,890	103,890
Contingent liabilities	50,000	-
Total current liabilities	1,167,938	950,587

Total Liabilities	1,167,938	950,587

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001; 75,000,000 shares authorized, 43,815,090 and 9,488,502 shares issued and outstanding at April 30, 2023 and 2022, respectively	43,816	9,489
Common stock to be issued	118,500	118,500
Additional paid in capital	3,314,146	2,335,529
Accumulated deficit	(4,275,583)	(3,334,458)
Total Stockholders’ Deficit	(799,121)	(870,940)
Total Liabilities and Stockholders’ Deficit	$368,817	$79,647

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 30, 2023 and 2022

	Year ended April 30, 2023	Year ended April 30, 2022
REVENUES	$85,000	$-
Cost of revenues	-	-
Gross profit	85,000	-

OPERATING EXPENSES
Consulting and accounting	148,807	119,157
Boat expenses	127,455	249,402
General and administrative expenses	80,054	112,598
Professional fees	75,862	80,614
Legal fees	75,363	37,545
Labor	24,218	36,924
Depreciation	8,914	14,530
Research and development	8,349	8,000
TOTAL OPERATING EXPENSES	549,022	658,770

NET LOSS FROM OPERATIONS	(464,022)	(658,770)

OTHER INCOME ( EXPENSES)
Interest expense	(477,103)	(774,797)
Impairment loss	-	(636,000)
TOTAL OTHER EXPENSES	(477,103)	(1,410,797)

NET LOSS BEFORE INCOME TAXES	(941,125)	(2,069,567)

Provision for income tax	-	-

NET LOSS	$(941,125)	$(2,069,567)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.22)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	39,205,690	9,311,863

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
Years ended April 30, 2023 and 2022

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, April 30, 2021	51	$-	8,146,502	$8,147	$312,500	$1,709,258	$(1,264,891)	$765,014

Common stock issued for financing fees	-	-	800,000	800	10,500	200,875	-	212,175
Stock compensation	-	-	350,000	350	(204,500)	204,150	-	-
Stock issued for services	-	-	192,000	192	-	28,608	-	28,800
Warrants issued with debt	-	-	-	-	-	180,938	-	180,938
Warrants issued for services	-	-	-	-	-	11,700	-	11,700
Net loss	-	-	-	-	-	-	(2,069,567)	(2,069,567)
Balance, April 30, 2022	51	$-	9,488,502	$9,489	$118,500	$2,335,529	$(3,334,458)	$(870,940)

Sale of common stock	-	-	22,936,665	22,937	-	489,698	-	512,635
Shares issued for services	-	-	433,334	433	-	12,567	-	13,000
Conversion of debt and interest to equity	-	-	10,956,589	10,957	-	313,988	-	324,945
Warrants	-	-	-	-	-	162,364	-	162,364
Net loss	-	-	-	-	-	-	(941,125)	(941,125)
Balance, April 30, 2023	51	$-	43,815,090	$43,816	$118,500	$3,314,146	$(4,275,583)	$(799,121)

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30, 2023 and 2022

	Year ended April 30, 2023	Year ended April 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(941,125)	$(2,069,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,914	14,530
Impairment loss	-	636,000
Amortization of discount	21,114	708,464
Stock compensation	13,000	11,700
Changes in operating assets and liabilities:
Security deposits	10,000	(10,000)
Account payable	(17,408)	28,783
Accrued expenses	481,449	66,332
CASH FLOWS USED IN OPERATING ACTIVITIES	(424,056)	(613,758)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(148,225)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(148,225)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	675,000	-
Proceed from sales of convertible notes	-	463,000
Proceeds from related party loan	7,000	-
Contingent liability	50,000	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	732,000	463,000

NET INCREASE (DECREASE) IN CASH	159,719	(150,758)
Cash, beginning of period	47,003	197,761
Cash, end of period	$206,722	$47,003

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt and interest converted to equity	$324,945	$-
Warrants issued with debt	$-	$180,938

See accompanying notes to the consolidated financial statements.

Treasure & Shipwreck Recovery Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended April 30, 2023 and 2022

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

Note 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 31, 2023. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At April 30, 2023, the Company had a net working capital deficit of $961,216. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the years ended April 30, 2023 and 2022 include the useful life of property and equipment, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at April 30, 2023 and 2022. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of April 30, 2023, the Company had $0 in excess of the FDIC insured limit.

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

Licensing Revenue

The Company recognizes licensing revenue under ASC 606-10-55-59. In order to determine whether the Company’s promise to provide a right to access or to use its intellectual property, the Company should consider the nature of the intellectual property to which the customer will have rights. Intellectual property is either:

a.	Functional intellectual property. Intellectual property that has significant standalone functionality (for example, the ability to process a transaction, perform a function or task, or be played or aired). Functional intellectual property derives a substantial portion of its utility (that is, its ability to provide benefit or value) from its significant standalone functionality.

b.	Symbolic intellectual property. Intellectual property that is not functional intellectual property (that is, intellectual property that does not have significant standalone functionality). Because symbolic intellectual property does not have significant standalone functionality, substantially all of the utility of symbolic intellectual property is derived from its association with the entity’s past or ongoing activities, including its ordinary business activities.

Intellectual property that has significant standalone functionality is functional IP.  Functional IP is a right to use IP because the IP has standalone functionality and the customer can use the IP as it exists at a point in time.

All of the Company’s revenue in 2023 consists of revenue pursuant to a Media Use and License Agreement, which was determined to be Functional IP.

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

The potentially dilutive common stock equivalents for the years ended April 30, 2023 and 2022 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of April 30, 2023 and 2022, there were approximately 16,322,590 and 10,400,923 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, short term loans, and the Company’s related party convertible loan from a shareholder approximate their fair values because of the short maturity of these instruments.

Fixed Assets

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Gains and losses upon disposition are reflected in the consolidated statements of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. Currently the Company’s only assets are three diving vessels and a magnetometer. They are being depreciated over three to twelve year useful lives.

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

During the year ended April 30, 2022, the Company recognized an impairment loss of $636,000 on the trademark, graphics and related media and product materials that were acquired during the year ended April 30, 2019.

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

Customer Deposits

Customer deposits discloses an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of April 30, 2023 and 2022.

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

Note 4 – FIXED ASSETS

Fixed assets at April 30, 2023 and 2022 are summarized below:

Fixed Assets	April 30, 2023	April 30, 2022
Diving Vessel	$36,390	$36,390
Magnetometer	24,000	24,000
Diving Vessel (Boston Whaler)	10,800	-
Diving Vessel (Commander)	137,425	-
Accumulated Depreciation	(47,520)	(38,746)
Fixed Assets, Net	$161,095	$21,644

Depreciation expense was $8,914 and $14,530 for the years ended April 30, 2023 and 2022, respectively.

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

The purchase of the trademark and related graphics and materials was valued at $636,000 based on fair value of TSR’s shares on the date of the Trademark and Usage Purchase Agreement. During the year ended April 30, 2022, the Company wrote down the balance to $0 and recorded an impairment loss of $636,000.

Note 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Related Party Convertible Loan

An officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 and $53,890 as of April 30 2023 and 2022, respectively.

On April 20, 2022, the Company entered into a convertible note payable with an individual who is a member of the Company’s Board of Directors. The note payable, with a face value of $50,000, bears interest at 10.0% per annum and is due on July 21, 2023. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversion rate of $0.05. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. This convertible promissory note is currently in default due to non payment of principal and interest.

Short Term Loans

As of April 30, 2023 and 2022, the Company had loans totaling $2,700 and $16,763 with two non-related parties, a loan in the amount of $14,063 and a loan in the amount of $2,700. These loans are unsecured, non-interest bearing and due on demand. The $14,063 loan was converted to stock during the year ended April 30, 2023.

Convertible Notes Payable

The following table reflects the convertible notes payable as of April 30, 2023 and April 30, 2022:

		Maturity	April 30, 2023	April 30, 2022		Conversion
	Issue Date	Date	Principal Balance	Principal Balance	Rate	Price
Convertible notes payable
	04/26/2021	04/26/2023	$112,975	$250,000	10.00%	0.10
	04/26/2021	04/26/2023	-	25,000	10.00%	0.10
	05/05/2021	05/05/2022	150,000	150,000	10.00%	0.10
	05/07/2021	02/01/2023	100,000	100,000	10.00%	0.10
	05/19/2021	02/19/2023	150,000	150,000	10.00%	0.10
	12/06/2021	02/06/2023	70,666	70,666	0.00%	0.10
Face value			583,641	745,666

Less unamortized discounts			-	21,114

Balance convertible notes payable			$583,641	$724,552

The convertible notes payable are convertible into a fixed number of shares and with no down round protection features. The Company accounted for the beneficial conversion features based on the intrinsic value at the date of issuance. During the year ended April 30, 2022, the Company recognized beneficial conversion features totaling $479,579. The discount from the beneficial conversion features are being amortized through charges to interest expense over the term of the convertible notes payable. The Company recorded interest expense related to the amortization of debt discounts on these notes of $21,114 and $708,464 for the years ended April 30, 2023 and 2022, respectively.

On April 26, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with a face value of $250,000, including a $25,000 original issue discount, bears interest at 10.0% per annum and was due on April 26, 2022, the maturity date of the note was extended to April 26, 2023. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares during the year ended April 30, 2023. During the year ended April 30, 2023, the note went into default and the Company accrued $100,000 for a default penalty. During the year ended April 30, 2023, the note holder converted a total of $285,283 in principal and interest, which included the total default penalty. As of April 30, 2023, the total principal due is $112,975.

On April 26, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with a face value of $25,000, bears interest at 10.0% per annum and is due on April 26, 2023. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. During the year ended April 30, 2023, the note holder converted all principal and interest due.

On May 5, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with a face value of $150,000, including a $15,000 original issue discount, bears interest at 10.0% per annum and was due on May 5, 2022. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. As of April 30, 2023, the note is in default and the Company accrued $60,000 for a default penalty, which is included within accrued expenses on the consolidated balance sheets.

On May 7, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with a face value of $100,000, including a $10,000 original issue discount, bears interest at 10.0% per annum and was due on February 1, 2023. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. As of April 30, 2023, the note is in default and the Company accrued $48,000 for a default penalty, which is included within accrued expenses on the consolidated balance sheets.

On May 19, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with a face value of $150,000, including a $15,000 original issue discount, bears interest at 10.0% per annum and was due on February 19, 2023. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. As of April 30, 2023, the note is in default and the Company accrued $72,000 for a default penalty, which is included within accrued expenses on the consolidated balance sheets.

On December 6, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with a face value of $70,666, including a $17,666 original issue discount, bears interest at 0.0% per annum and was due on February 6, 2023. The default interest rate is 15% if the note is not repaid within ninety days of the issue date, retroactive to the date of issuance. There was also $3,000 for legal fees included in the note balance. After the occurrence of any event of default, the convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. The lender also received 282,667 warrants to purchase the Company’s common stock at a purchase price of $0.25 for a period of five years from the date of the note. During the twelve months immediately following the Closing, with respect to each and any securities offering conducted by the Company, the Company agrees to, and hereby does, irrevocably grant to the Buyer the option to purchase up to $1,000,000 worth of the securities offered in such offering at the applicable offering prices thereunder. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. As of April 30, 2023, the note is in default and the Company accrued $42,400 for a default penalty, which is included within accrued expenses on the consolidated balance sheets.

Note 7 – STOCKHOLDERS’ DEFICIT

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

At April 30, 2023 and 2022 the Company had 51 shares of Series A preferred shares outstanding.

Warrants

There were 5,921,666 warrants at a strike price of $0.06 granted during the year ended April 30, 2023.

At April 30, 2023 there were 7,177,333 warrants with a weighted average exercise price of $0.17, weighted average remaining life of 2.25 years, and an average intrinsic value of $0.11. At April 30, 2022 there were 1,255,667 warrants outstanding with a weighted average exercise price of $0.25, weighted average remaining life of 4.7 years and an average intrinsic value of $0.11.

Note 8 – COMMITMENTS AND CONTINGENCIES

Litigation

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of April 30, 2023, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

Media Use and License Agreement

On February 5, 2023, TSR entered into a Media Use and License Agreement with a corporation. Under the terms of the Media use and License Agreement, TSR granted the user entity (the “Licensee”) an exclusive license to use photographic and video rights of TSR’s treasure recovery activities for use to publicize non-fungible token sales as well as appearances by TSR persons for such publication and sales. The authority to use the works includes the right to visit and photograph or video activities of TSR treasure recovery operations, interviews of TSR persons, crew or captains, as well as posts about the treasure industry by TSR on media channels provided by the Licensee and other media sources. TSR also agreed to allow the Licensee rights to purchase recovered objects or treasure as give aways or sales by the corporation to be negotiated upon recoveries being available by TSR after the 2023 treasure season. The Licensee agreed to pay to TSR an initial net rights fee of $85,000. TSR shall be owed a royalty from any net revenue to the Licensee for such amounts of sales over the initial rights payment in the amount of 30% for such net sales for any which shall be calculated within thirty days of annual year end 2023. TSR shall have the right to review all revenues and expenditures by the Licensee related to the Media Use and License Agreement.

Vessel Loan and Treasure Recovery Agreement

On March 5, 2023, the Company entered into a loan agreement with an individual. Under the terms of the loan agreement, the lender provided a loan to TSR toward the purchase price of a vessel at auction in the amount of $50,000 at a 0% per annum rate of interest. In exchange for the loan, TSR agreed to grant to the lender an amount of treasure recovered from the vessel for the 2023, 2024, and 2025 treasure recovery seasons, at a percentage of recovery from the gross amount, being 1% for each $10,000 loaned to TSR for such purchase up to a maximum of 5% for $50,000, or if less than an even $10,000 increment, then that fraction of such amount as a percentage. In addition, TSR shall allow the lender up to 3% of such treasure recovered for a fourth year, if such amount is lent up to such amount of $30,000 or more for such purchase. The lender was also given a lien on the vessel. This amount is recorded as a contingent liability on the consolidated balance sheets.

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

The Company has no tax position at April 30, 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2023. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at April 30, 2023 and 2022 was $897,872 and $700,236, respectively. The net change in valuation allowance during the years ended April 30, 2023 and 2022 were $197,636 and $434,609, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2023 and 2022. All tax years since inception remains open for examination only by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2023 and 2022:

	For the Year Ended	For the Year Ended
	April 30, 2023	April 30, 2022
Income tax at federal statutory rate	21.00%	21.00%
Valuation allowance	(21.00%)	(21.00%)
Income tax expense	-	-

The Company has a net operating loss carryforward for tax purposes totaling $4,275,583 at April 30, 2023, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2023	As of April 30, 2022
Non-current deferred tax assets:
Net operating loss carryforward	$4,275,583	$3,334,458
Tax rate	21%	21%
Deferred tax asset	897,872	700,236
Valuation allowance	(897,872)	(700,236)
Net deferred tax assets	$-	$-

The Company is currently in the process of gathering the information necessary for filing tax returns for past years, due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years.

Note 10 – RELATED PARTY TRANSACTIONS

An officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 and $53,890 as of April 30, 2023 and 2022, respectively.

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

During the years ended April 30, 2023 and 2022, the Company paid its President $93,350 and $53,970, respectively, for services provided which are included in operating expenses in the consolidated statements of operations.

Note 11 – SUBSEQUENT EVENTS

Subsequent to April 30, 2023 the Company issued the following shares of common stock:

(i)	6,502,529 shares to settle a total of $195,076 of the principal balances and accrued interest of three convertible notes payable; and

(ii)	issuance of 6,000,000 shares with an aggregate value of $180,000 to various service providers.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of April 30, 2023. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of April 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of April 30, 2023, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended April 30, 2023.

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

The name, age and position of the company officers and director is set forth below:

Name	Age	Position	Since
Craig A. Huffman[1]	56	President, Treasurer, Chief Financial Officer and Director of the Company	April 28, 2019
Patrick Schneider	59	Outside Director	Oct. 1, 2021
Fredrerick Conte	69	Outside Director	Oct. 1, 2021

[1]	Craig A. Huffman has held the offices/positions since the resignation of the prior CEO and Director of the Company, and he is expected to hold said offices/positions until the next annual meeting of the shareholders.

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officer paid by us during the years ended April 30, 2023 and 2022, in all capacities for the accounts of our executives, including the President and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Huffman(1)	04/30/2023	—	—	—	—	—	—	93,350	93,350
President, CFO	04/30/2022	—	—	—	—	—	—	53,970	53,970

(1)	During the years ended April 30, 2023 and 2022 the Company did not pay any stock based compensation, options, or bonuses to Mr. Huffman.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, for the year ended April 30, 2023.

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

Our total authorized capital stock consists of 75,000,000 shares of common stock, $0.001 par value per share. As of April 30, 2023, there were 43,815,090 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of April 30, 2023.

	Shares of	Percentage of
	common stock	common shares
	beneficially owned	beneficially owned [2]
Name and Address of Beneficial Owners [1]
Thomas Fitzgerald	3.333.333	7.61%
Patrick Schneider	171,000	0.39%
All beneficial holders as group (two persons or entities)	3,504,333	8.00%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Treasure & Shipwreck Recovery, Inc., 13046 Racetrack Road, #234, Tampa, Florida 33626.

(2)	Percentages are based on 43,815,090 shares of common stock issued and outstanding at April 30, 2023.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of April 30, 2023, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the director was $60,890 at April 30, 2023.

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

Item 14. Principal Accountant Fees and Services

During the fiscal years ended April 30, 2023 and 2022, we incurred approximately $33,250 and $20,250 in fees, respectively, to our principal independent accountants for professional services rendered for the audit and review of our consolidated financial statements.

Tax Fees

For the years ended April 30, 2023 and 2022, the Company paid $0 in fees for professional services rendered related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended April 30, 2023 and 2022.

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

Treasure & Shipwreck Recovery, Inc.

Date: August 31, 2023	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: August 31, 2023	By:	/s/ Patrick Schneider
Patrick Schieder Director

Date: August 31, 2023	By:	/s/ Frederick Conte
Frederick Conte Director