Form 10-K/A
period 2023-04-30
Treasure & Shipwreck Recovery, Inc.
filed 2023-09-07
CIK 1703625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Treasure & Shipwreck Recover, Inc.'s Annual Report on Form 10-K for the year ended April 30, 2023, filed with the Securities and Exchange Commission on August 31, 2023 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Treasure & Shipwreck Recovery, Inc.

Date: September 5, 2023	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: September 5, 2023	By:	/s/ Patrick Schneider
Patrick Schieder Director

Date: September 5, 2023	By:	/s/ Frederick Conte
Frederick Conte Director