Form 10-Q
period 2023-07-31
Treasure & Shipwreck Recovery, Inc.
filed 2023-09-18
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 54,803,777 common shares issued and outstanding as of September 14, 2023.

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

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of July 31, 2023 and April 30, 2023

	July 31, 2023 (Unaudited)	April 30, 2023
ASSETS
Current Assets
Cash	$-	$206,722
Total current assets	-	206,722

Fixed Assets
Fixed assets, net of depreciation	156,649	161,095
Total fixed assets	156,649	161,095

Other Assets
Security deposit	1,000	1,000
Total other assets	1,000	1,000

Total Assets	$157,649	$368,817

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$16,499	$12,942
Accrued expenses	318,995	399,065
Customer deposits	8,700	8,700
Convertible notes payable, in default	563,641	583,641
Short term loans	2,700	2,700
Related party convertible loans	60,890	110,890
Contingent liabilities	50,000	50,000
Total current liabilities	1,021,425	1,167,938
Total Liabilities	1,021,425	1,167,938

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001; 200,000,000 shares authorized, 54,803,777 and 43,815,090 shares issued at July 31 and April 30, 2023, respectively	54,804	43,816
Common stock to be issued	118,500	118,500
Additional paid in capital	3,652,619	3,314,146
Unearned compensation	(155,637)	-
Accumulated deficit	(4,534,062)	(4,275,583)
Total Stockholders’ Deficit	(863,776)	(799,121)

Total Liabilities and Stockholders’ Deficit	$157,649	$368,817

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended July 31, 2023 and 2022
(Unaudited)

	Three months ended July 31, 2023 (Unaudited)	Three months ended July 31, 2022 (Unaudited)
REVENUES	$-	$-
Cost of revenues	-	-
Gross profit	-	-

OPERATING EXPENSES
Consulting and accounting	56,708	23,486
Labor	73,992	-
Boat expenses	63,315	34,465
General and administrative expenses	25,967	13,581
Legal Fees	10,000	12,000
Rent expense	9,600	-
Depreciation	4,306	3,633
Professional fees	-	20,088
TOTAL OPERATING EXPENSES	243,888	107,253

NET LOSS FROM OPERATIONS	(243,888)	(107,253)

OTHER INCOME (LOSS)
Interest expense	14,591	41,106
OTHER LOSS	(14,591)	(41,106)

NET LOSS BEFORE INCOME TAXES	(258,479)	(148,359)

Provision for income tax	-	-
NET LOSS	$(258,479)	$(148,359)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	49,943,537	9,673,687

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO STOCKHOLDERS’ DEFICIT
Three months ended July 31, 2023 and 2022
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Unearned compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2022	51	$-	9,488,502	$9,489	$118,500	$2,335,529	$-	$(3,334,458)	$(870,940)

Sale of common stock	-	-	1,666,667	1,667	-	48,333	-	-	50,000
Net loss	-	-	-	-	-	-	-	(148,359)	(148,359)
Balance, July 31, 2022	51	$-	11,155,169	$11,156	$118,500	$2,383,862	$-	$(3,482,817)	$(969,299)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Unearned compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2023	51	$-	43,815,090	$43,816	$118,500	$3,314,146	$-	$(4,275,583)	$(799,121)

Shares issued for services	-	-	5,500,000	5,500	-	179,300	(155,637)	-	29,163
Conversion of debt and accrued expenses to equity	-	-	5,488,687	5,488	-	159,173	-	-	164,661
Net loss	-	-	-	-	-	-	-	(258,479)	(258,479)
Balance, July 31, 2023	51	$-	54,803,777	$54,804	$118,500	$3,652,619	$(155,637)	$(4,534,062)	$(863,776)

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended July 31, 2023 and 2022 (Unaudited)

	Three months ended July 31, 2023 (Unaudited)	Three months ended July 31, 2022 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(258,479)	$(148,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,306	3,633
Amortization of discount	-	21,114
Stock Compensation	29,163	-
Changes in operating assets and liabilities:
Security deposits	-	10,000
Account payable	3,557	1,132
Accrued expenses	14,731	19,992
CASH FLOWS USED IN OPERATING ACTIVITIES	(206,722)	(92,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	50,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	50,000

NET CHANGE IN CASH	(206,722)	(42,488)

Cash, beginning of period	206,722	47,003

Cash, end of period	$-	$4,515

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt and accrued expenses to equity	$164,661	$-

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2023

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

Note 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from September 18, 2023. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At July 31, 2023, the Company had net working capital deficit of $1,021,425. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies of TSR is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the condensed consolidated financial statements. The Company’s year-end is April 30.

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of TSR Holdings, Inc. and TSR Media Group, Inc., which are wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The process of preparing condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates include the useful life of property and equipment, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at July 31, 2023 and April 30, 2023. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2023, the Company had $0 in excess of the FDIC insured limit.

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2023

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

The potentially dilutive common stock equivalents for the quarters ended July 31, 2023 and 2022 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of July 31, 2023 and 2022, there were 16,322,590 and 9,812,327 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial assets and liabilities, such as cash, accounts payable, short term loans, and the Company’s related party loan from a shareholder approximate their fair values because of the short maturity of these instruments.

Fixed Assets

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Gains and losses upon disposition are reflected in the condensed consolidated statements of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. Currently the Company’s only assets consist of three diving vessels and a magnetometer. They are being depreciated over three to twelve year useful lives.

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2023

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

Stock Based Compensation to Employees and Service Providers

The Company recognizes all share-based payments to employees and service providers, including grants of employee stock options, as compensation expense in the condensed consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or immediately if the share-based payments vest immediately.

Convertible Debentures

The Company adopted the guidance in Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on May 1, 2022. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features. The Company adopted ASU 2020-06 utilizing the modified retrospective method, which resulted in an immaterial impact to the Company.

Customer Deposits

Customer deposits discloses an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of July 31 and April 30, 2023.

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

Recent Accounting Pronouncements

All other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 4 – FIXED ASSETS

Fixed assets at July 31 and April 30, 2023 are summarized below:

Fixed Assets	July 31, 2023	April 30, 2023
Diving Vessel	$36,390	$36,390
Magnetometer	24,000	24,000
Diving Vessel (Boston Whaler)	10,800	10,800
Diving Vessel (Commander)	137,425	137,425
Accumulated Depreciation	(51,966)	(47,520)
Fixed Assets, Net	$156,649	$161,095

Depreciation expense was $4,306 and $3,633 for the three months ended July 31, 2023 and 2022, respectively.

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2023

Note 5 – NOTES PAYABLE

Related Party Convertible Loan

An officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of July 31 and April 30, 2023.

On April 20, 2022, the Company entered into a convertible note payable with an individual who is a member of the Company’s Board of Directors. The convertible note payable, with a face value of $50,000, bears interest at 10.0% per annum and was due on July 21, 2022. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversation rate of $0.05. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. This convertible promissory note was converted to common stock during the quarter ended July 31, 2023.

Short Term Loans

As of July 31 and April 30, 2023, the Company had a loan totaling $2,700 with a non-related party. This loan is unsecured, non-interest bearing and due on demand.

Convertible Notes Payable

The following table reflects the convertible notes payable as of July 31 and April 30, 2023:

	Issue Date	Maturity Date	July 31, 2023 Principal Balance	April 30, 2023 Principal Balance	Rate	Conversion Price
Convertible notes payable
	4/26/2021	4/26/2023	$112,975	$112,975	10.00%	0.10
	5/5/2021	5/5/2022	150,000	150,000	10.00%	0.10
	5/7/2021	2/1/2023	80,000	100,000	10.00%	0.10
	5/19/2021	2/19/2023	150,000	150,000	10.00%	0.10
	12/06/2021	2/6/2023	70,666	70,666	10.00%	0.10

Balance convertible notes payable			$563,641	$583,641

Note 6 – STOCKHOLDERS’ DEFICIT

Common Stock

In June of 2023, the Company’s Board of Directors voted to increase the authorized shares to 200,000,000.

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

At July 31 and April 30, 2023, the Company had 51 shares of Series A preferred shares outstanding.

Warrants

At April 30, 2023 there were 7,177,333 warrants with a weighted average exercise price of $0.17, weighted average remaining life of 2.25 years, and an average intrinsic value of $0.11. There were no warrants granted during the three month period ended July 31, 2023. A total of 282,667 warrants expired during the three month period ended ended July 31, 2023. At July 31, 2023, there were 6,894,666 warrants with a weighted average exercise price of $0.17, weighted average reaming life of 2.00 years, and an average intrinsic value of $0.11.

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2023

Note 7 – COMMITMENTS AND CONTINGENCIES

Litigation

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of July 31, 2023, the Company is not aware of any contingent liabilities that should be reflected in the condensed consolidated financial statements.

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

Vessel Loan and Treasure Recovery Agreement

On March 5, 2023, the Company entered into a loan agreement with an individual. Under the terms of the loan agreement, the lender provided a loan to TSR toward the purchase price of a vessel at auction in the amount of $50,000 at a 0% per annum rate of interest. In exchange for the loan, TSR agreed to grant to the lender an amount of treasure recovered from the vessel for the 2023, 2024, and 2025 treasure recovery seasons, at a percentage of recovery from the gross amount, being 1% for each $10,000 loaned to TSR for such purchase up to a maximum of 5% for $50,000, or if less than an even $10,000 increment, then that fraction of such amount as a percentage. In addition, TSR shall allow the lender up to 3% of such treasure recovered for a fourth year, if such amount is lent up to such amount of $30,000 or more for such purchase. The lender was also given a lien on the vessel. This amount is recorded as a contingent liability on the condensed consolidated balance sheets.

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

Note 8 – RELATED PARTY TRANSACTIONS

As of July 31 and April 30, 2023, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of July 31 and April 30, 2023.

In June 2023, the Company issued to a related party director, the amount of 2,525,618 shares for debt conversion and satisfaction of a note for $50,000, including $25,769 in accrued interest, at the rate of $0.03 per share.

Note 9 – SUBSEQUENT EVENTS

Subsequent to July 31, 2023 the Company entered into the following transaction:

On August 11, 2023, the Company executed a modification of the terms of a convertible promissory note originally dated April 26, 2021 with a principal balance of $112,975 that was purchased by a third party from the original note holder. Under the modified terms of the convertible promissory note agreement, the interest rate was made 15%, with the note convertible into common shares of the company’s stock at $0.028 per share and such note is exerciseable by the holder at their call.

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

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from September 18, 2023.

Summary of the Three Months Ended July 31, 2023 Results of Operations Compared to the Three Months Ended July 31, 2022 Results of Operations

Revenue

The Company did not generate any revenue during the three month periods ended July 31, 2023 and 2022.

Operating Expenses

Operating expenses were $243,888 during the three month period ended July 31, 2023 versus $107,253 during the three month period ended July 31, 2022, a year-over-year increase of approximately 127%. The Company incurred boat expenses of $63,315 during the three month period ended July 31, 2023 as compared to boat expenses of $34,465 during the same period in 2022, an increase of approximately 84%. Professional fees were $0 in 2023 versus $20,088 in 2022, a decrease of 100%. Consulting and accounting fees were $56,708 in 2023 and $23,486 in 2022, an increase of 141%. In 2023 general and administrative expenses were $25,967 and in 2022 they were $13,581, an increase of approximately 91%. Legal fees were $10,000 in 2023 and $12,000 in 2022, a year-over-year decrease of approximately 17%. There were $73,992 in labor expenses during the three month period ended July 31, 2023 and $0 in 2022. Depreciation expenses were $4,306 in 2023 and $3,633 in 2022. Operating expenses increased in 2023 because the Company had expended significant resources preparing for and exploring in 2023. The Company is working with a new operations and diving partner that is more cost effective than previous partners.

Other Income (Loss)

Interest expense was $14,591 during the three month period ended July 31, 2023 and $41,106 during the three month period ended July 31, 2022, a decrease of 65%. The decrease in interest expense in 2023 was a result of the conversion of several convertible notes.

Net Loss

For the three month period ended July 31, 2023 the Company incurred net losses of $258,479 versus net losses of $148,359 for the three month period ended July 31, 2022, a year-over-year increase of approximately 74%,

Liquidity and capital resources

As at July 31, 2023, our total assets were $157,649.

As at July 31, 2023, our current liabilities were $1,021,425 and Stockholders’ deficit was $863,776.

As of July 31, 2023 we had a net working deficit of $1,021,425.

Cash flows from operating activities

For the three months ended July 31, 2023 net cash flows used in operating activities was $206,722.

For the three months ended July 31, 2022 net cash flows used in operating activities was $92,488.

During the three month period ended July 31, 2023, the Company had a larger net loss, $258,479 versus $148,359 during the same period in 2022.

Cash flows from investing activities

For the three months ended July 31, 2023 net cash flow used in investing activities was $0.

For the three months ended July 31, 2022 net cash flow used in investing activities was $0.

Cash flows from financing activities

For the three months ended July 31, 2023 we have generated $0 in cash flows from financing activities.

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

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At July 31, 2023, the Company had a working capital deficit of $1,021,425. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from September 18, 2023.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of July 31, 2023. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of July 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of July 31, 2023, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the three month period ended July 31, 2023.

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

Treasure & Shipwreck Recovery, Inc.

Date: September 18, 2023	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: September 18, 2023	By:	/s/ Patrick Schneider
Patrick Schieder Director

Date: September 18, 2023	By:	/s/ Frederick Conte
Frederick Conte Director