Form 10-Q
period 2023-10-31
Treasure & Shipwreck Recovery, Inc.
filed 2023-12-20
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 54,803,777 common shares issued and outstanding as of December 15, 2023.

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

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of October 31, 2023 and April 30, 2023

	October 31, 2023 (Unaudited)	April 30, 2023
ASSETS
Current Assets
Cash	$-	$206,722
Total current assets	-	206,722

Fixed Assets
Fixed assets, net of depreciation	152,343	161,095
Total fixed assets	152,343	161,095

Other Assets
Security deposit	1,000	1,000
Total other assets	1,000	1,000

Total Assets	$153,343	$368,817

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$26,204	$12,942
Accrued expenses	336,511	399,065
Customer deposits	8,700	8,700
Convertible notes payable, in default	563,641	583,641
Short term loans	52,700	2,700
Related party convertible loans	60,890	110,890
Contingent liabilities	50,000	50,000
Total current liabilities	1,098,646	1,167,938
Total Liabilities	1,098,646	1,167,938

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001; 200,000,000 shares authorized, 54,803,777 and 43,815,090 shares issued at October 31 and April 30, 2023, respectively	54,804	43,816
Common stock to be issued	118,500	118,500
Additional paid in capital	3,702,619	3,314,146
Unearned compensation	(125,675)	-
Accumulated deficit	(4,695,551)	(4,275,583)
Total Stockholders’ Deficit	(945,303)	(799,121)

Total Liabilities and Stockholders’ Deficit	$153,343	$368,817

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six months ended October 31, 2023 and 2022
(Unaudited)

	Three months ended October 31, 2023	Three months ended October 31, 2022	Six months ended October 31, 2023	Six months ended October 31, 2022
REVENUES	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES
Consulting and accounting	98,754	60,892	155,462	84,378
Labor	-	10,585	73,992	10,585
Legal fees	4,215	7,115	14,215	19,115
Professional fees	2,062	29,000	2,062	49,088
Boat expenses	29,884	35,381	93,200	69,845
Rent expense	-	-	9,600	-
General and administrative expenses	4,752	15,680	30,719	29,262
Depreciation	4,306	1,611	8,611	5,243
TOTAL OPERATING EXPENSES	143,973	160,264	387,861	267,516

NET LOSS FROM OPERATIONS	(143,973)	(160,264)	(387,861)	(267,516)

OTHER EXPENSES
Interest expense	17,516	40,615	32,107	81,721
NET LOSS BEFORE INCOME TAXES	(161,489)	(200,879)	(419,968)	(349,237)

Provision for income tax	-	-	-	-

NET LOSS	$(161,489)	$(200,879)	$(419,968)	$(349,237)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$(0.02)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	54,803,777	12,832,813	52,373,657	12,021,280

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO STOCKHOLDERS’ DEFICIT
Three and Six months ended October 31, 2023 and 2022
(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Unearned compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2022	51	$-	9,488,502	$9,489	$118,500	$2,335,529	$-	$(3,334,458)	$(870,940)

Sale of common stock	-	-	1,666,667	1,667	-	48,333	-	-	50,000
Net loss	-	-	-	-	-	-	-	(148,359)	(148,359)
Balance, July 31, 2022	51	-	11,155,169	11,156	118,500	2,383,862	-	(3,482,817)	(969,299)

Shares issued for services	-	-	100,000	100	-	2,900	-	-	3,000
Conversion of debt to equity		-	833,333	833		24,167	-	-	25,000
Warrants	-	-	-	-	-	-	-	20,710	20,710
Sale of Common Stock	-	-	4,500,000	4,500	-	130,500	-	-	135,000
Net Loss	-	-	-	-	-	-	-	(200,879)	(200,879)
Balance, October 31, 2022	51	$-	16,588,502	$16,589	$118,500	$2,541,429	$-	$(3,662,986)	$(986,468)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Unearned compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2023	51	$-	43,815,090	$43,816	$118,500	$3,314,146	$-	$(4,275,583)	$(799,121)

Shares issued for services	-	-	5,500,000	5,500	-	179,300	(155,637)	-	29,163
Conversion of debt and accrued expenses to equity	-	-	5,488,687	5,488	-	159,173	-	-	164,661
Net loss	-	-	-	-	-	-	-	(258,479)	(258,479)
Balance, July 31, 2023	51	-	54,803,777	54,804	118,500	3,652,619	(155,637)	(4,534,062)	(863,776)

Exploration investment	-	-	-	-	-	50,000	-	-	50,000
Shares earned for services	-	-	-	-	-	-	29,962	-	29,962
Net loss	-	-	-	-	-	-	-	(161,489)	(161,489)
Balance, October 31, 2023	51	$-	54,803,777	$54,804	$118,500	$3,702,619	$(125,675)	$(4,695,551)	$(945,303)

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended October 31, 2023 and 2022 (Unaudited)

	Six months ended October 31, 2023 (Unaudited)	Six months ended October 31, 2022 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(419,968)	$(349,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,611	5,243
Amortization of discount	-	21,114
Warrants issued for services	-	20,710
Stock compensation	59,125	3,000
Changes in operating assets and liabilities:
Security deposits	-	10,000
Account payable	13,262	11,592
Accrued expenses	32,248	39,897
CASH FLOWS USED IN OPERATING ACTIVITIES	(306,722)	(237,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	185,000
Proceeds from exploration investment	50,000	-
Increase in short term loans	50,000	-
Increase in related party convertible notes	-	7,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	100,000	192,000

NET INCREASE (DECREASE) IN CASH	(206,722)	(45,681)

Cash, beginning of period	206,722	47,003

Cash, end of period	$-	$1,322

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt and accrued expense to equity	$164,661	$25,000

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2023

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

Note 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At October 31, 2023, the Company had a net working capital deficit of $1,095,346. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

OCTOBER 31, 2023

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at October 31, 2023 and April 30, 2023. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of October 31, 2023, the Company had $0 in excess of the FDIC insured limit.

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

The potentially dilutive common stock equivalents for the periods ended October 31, 2023 and 2022 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of October 31, 2023 and 2022, there were 16,322,590 and 12,248,836 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2023

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

Customer Deposits

Customer deposits discloses an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of October 31 and April 30, 2023.

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

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2023

Note 4 – FIXED ASSETS

Fixed assets at October 31 and April 30, 2023 are summarized below:

Fixed Assets	October 31, 2023	April 30, 2023
Diving Vessel	$36,390	$36,390
Magnetometer	24,000	24,000
Diving Vessel (Boston Whaler)	10,800	10,800
Diving Vessel (Commander)	137,425	137,425
Accumulated Depreciation	(56,272)	(47,520)
Fixed Assets, Net	$152,343	$161,095

Depreciation expense was $4,306 and $1,611 for the three months ended October 31, 2023 and 2022, respectively. Depreciation expense was $8,611 and $5,243 for the six months ended October 31, 2023 and 2022, respectively.

Note 5 – NOTES PAYABLE

Related Party Convertible Loan

An officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of October 31 and April 30, 2023.

On April 20, 2022, the Company entered into a convertible note payable with an individual who is a member of the Company’s Board of Directors. The convertible note payable, with a face value of $50,000, bears interest at 10.0% per annum and was due on July 21, 2022. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversion rate of $0.05. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. This convertible promissory note was converted to common stock during the six months ended October 31, 2023.

Short Term Loans

As of October 31 and April 30, 2023, the Company had a loan totaling $2,700 with a non-related party. This loan is unsecured, non-interest bearing and due on demand.

On August 1, 2023, the Company entered into a convertible note payable with an individual who is a member of the Company’s Board of Directors.  The note payable, with a face value of $50,000, bears interest at 10.0% per annum and is due on August 1, 2024. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversation rate of $0.01. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.  This convertible promissory note is currently in default due to non payment of principal and interest.

Convertible Notes Payable

The following table reflects the convertible notes payable as of October 31 and April 30, 2023:

Issue Date	Maturity Date	October 31, 2023 Principal Balance	April 30, 2023 Principal Balance	Rate	Conversion Price
Convertible notes payable
4/26/2021	4/26/2023	$112,975	$112,975	15.00%	0.028
5/5/2021	5/5/2022	150,000	150,000	10.00%	0.10
5/7/2021	2/1/2023	80,000	100,000	10.00%	0.10
5/19/2021	2/19/2023	150,000	150,000	10.00%	0.10
12/06/2021	2/6/2023	70,666	70,666	15.00%	0.10

Balance convertible notes payable		$563,641	$583,641

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

OCTOBER 31, 2023

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

At October 31 and April 30, 2023, the Company had 51 shares of Series A preferred shares outstanding.

Warrants

At April 30, 2023 there were 7,177,333 warrants with a weighted average exercise price of $0.17, weighted average remaining life of 2.25 years, and an average intrinsic value of $0.11. There were no warrants granted during the six month period ended October 31, 2023. A total of 282,667 warrants expired during the six month period ended October 31, 2023. At October 31, 2023, there were 6,894,666 warrants with a weighted average exercise price of $0.17, weighted average remaining life of 1.75 years, and an average intrinsic value of $0.11.

Note 7 – COMMITMENTS AND CONTINGENCIES

Litigation

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of October 31, 2023, the Company is not aware of any contingent liabilities that should be reflected in the condensed consolidated financial statements.

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

OCTOBER 31, 2023

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

Note 8 – RELATED PARTY TRANSACTIONS

As of October 31 and April 30, 2023, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of October 31 and April 30, 2023.

In June of 2023, the issuer issued to a related party director, the amount of 2,525,618 shares for debt conversion and satisfaction of a note for $50,000, including $25,769 in accrued interest, at the rate of $0.03 per share.

Note 9 – SUBSEQUENT EVENTS

None

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

Description of Business

Treasure Shipwreck & Recovery, Inc. (“TSR”, “us,” “we,” the “Company”) is focused, through its wholly owned subsidiary TSR Holdings, Inc., on the exploration and recovery of historic shipwrecks. The Company has acquired various assets including a research vessel and specialized sensing equipment to be utilized to attempt to locate and eventually recover artifacts and treasure from historic shipwrecks, generally from the colonial era. The Company has acquired the intellectual property rights in a purchase agreement for the naming, trademark and use rights of Galleon Quest, from a third party to be used on Games and Apps, and merchandising of products.

Results of operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than three months from December 20, 2023.

Summary of the Six Months Ended October 31, 2023 Results of Operations Compared to the Six Months Ended October 31, 2022 Results of Operations

Revenue

The Company did not generate any revenue during the six month periods ended October 31, 2023 and 2022.

Operating Expenses

Operating expenses were $387,861 during the six month period ended October 31, 2023 versus $267,516 during the six month period ended October 31, 2022, a year-over-year increase of approximately 45%. The Company incurred boat expenses of $93,200 during the six month period ended October 31, 2023 as compared to boat expenses of $69,845 during the same period in 2022, an increase of approximately 33%. Professional fees were $2,062 in 2023 versus $49,088 in 2022, a decrease of 96%. Consulting and accounting fees were $155,462 in 2023 and $84,378 in 2022, an increase of 84%. In 2023 general and administrative expenses were $30,719 and in 2022 they were $29,262, an increase of approximately 5%. Legal fees were $14,215 in 2023 and $19,115 in 2022, a year-over-year decrease of approximately 26%. There were $73,992 in labor expenses during the six month period ended October 31, 2023 and $10,585 in 2022. The increase in labor expense is attributable to increased exploration in 2023. Depreciation expenses were $8,611 in 2023 and $5,243 in 2022. Operating expenses increased in 2023 because the Company had expended significant resources preparing for and exploring in 2023. The Company is working with a new operations and diving partner that is more cost effective than previous partners.

Other Income (Loss)

Interest expense was $32,107 during the six month period ended October 31, 2023 and $81,721 during the six month period ended October 31, 2022, a decrease of 61%. The decrease in interest expense in 2023 was a result of the conversion of several convertible notes.

Net Loss

For the six month period ended October 31, 2023 the Company incurred net losses of $419,968 versus net losses of $349,237 for the six month period ended October 31, 2022, a year-over-year increase of approximately 20%.

Summary of the Three Months Ended October 31, 2023 Results of Operations Compared to the Three Months Ended October 31, 2022 Results of Operations

Revenue

The Company did not generate any revenue during the three month periods ended October 31, 2023 and 2022.

Operating Expenses

Operating expenses were $143,973 during the three month period ended October 31, 2023 versus $160,264 during the three month period ended October 31, 2022, a year-over-year decrease of approximately 10%. The Company incurred boat expenses of $29,884 during the three month period ended October 31, 2023 as compared to boat expenses of $35,381 during the same period in 2022, a decrease of approximately 16%. Professional fees were $2,062 in 2023 versus $29,000 in 2022, a decrease of 93%. The decrease is attributable to a decrease in fees from capital raises. Consulting and accounting fees were $98,754 in 2023 and $60,892 in 2022, an increase of 62%. In 2023 general and administrative expenses were $4,752 and in 2022 they were $15,680, a decrease of approximately 70%. Legal fees were $4,215 in 2023 and $7,115 in 2022, a year-over-year decrease of approximately 41%. There were $0 in labor expenses during the three month period ended October 31, 2023 and $10,585 in 2022. The decrease is due to decreased exploration activities during the quarter ended October 31, 2023. Depreciation expenses were $4,306 in 2023 and $1,611 in 2022. Operating expenses decreased in 2023 because the Company is working with a new operations and diving partner that is more cost effective than previous partners.

Other Income (Loss)

Interest expense was $17,516 during the three month period ended October 31, 2023 and $40,615 during the three month period ended October 31, 2022, a decrease of 57%. The decrease in interest expense in 2023 was a result of the conversion of several convertible notes.

Net Loss

For the three month period ended October 31, 2023 the Company incurred net losses of $161,489 versus net losses of $200,879 for the period ended October 31, 2022, a year-over-year decrease of approximately 20%.

Liquidity and capital resources

As of October 31, 2023, our total assets were $153,343.

As of October 31, 2023, our current liabilities were $1,098,646 and Stockholders’ deficit was $945,303.

As of October 31, 2023 we had a net working deficit of $1,098,646.

Cash flows from operating activities

For the six months ended October 31, 2023 net cash flows used in operating activities was $306,722.

For the six months ended October 31, 2022 net cash flows used in operating activities was $237,681.

During the six month period ended October 31, 2023, the Company had a net loss, $419,968 versus $349,237 during the same period in 2022.

Cash flows from investing activities

For the six months ended October 31, 2023 net cash flow used in investing activities was $0.

For the six months ended October 31, 2022 net cash flow used in investing activities was $0.

Cash flows from financing activities

For the six months ended October 31, 2023 we have generated $100,000 in cash flows from financing activities.

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

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At October 31, 2023, the Company had a working capital deficit of $1,098,646. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of October 31, 2023. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of October 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of October 31, 2023, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the six month period ended October 31, 2023.

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

Treasure & Shipwreck Recovery, Inc.

Date: December 20, 2023	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: December 20, 2023	By:	/s/ Patrick Schneider
Patrick Schneider Director

Date: December 20, 2023	By:	/s/ Frederick Conte
Frederick Conte Director