Form 10-Q/A
period 2023-10-31
Treasure & Shipwreck Recovery, Inc.
filed 2023-12-21
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1 )

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Treasure & Shipwreck Recover, Inc.'s Quarterly Report on Form 10-Q for the period ended October 31, 2023, filed with the Securities and Exchange Commission on December 20, 2023 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Treasure & Shipwreck Recovery, Inc.

Date: December 21, 2023	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: December 21, 2023	By:	/s/ Patrick Schneider
Patrick Schneider Director

Date: December 21, 2023	By:	/s/ Frederick Conte
Frederick Conte Director