Form 10-Q
period 2024-01-31
Treasure & Shipwreck Recovery, Inc.
filed 2024-03-25
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 69,794,224 common shares issued and outstanding as of March 15, 2024.

Treasure & Shipwreck Recovery, Inc.

QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim condensed consolidated financial statements of Treasure & Shipwreck Recovery, Inc., formerly Beliss Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim condensed consolidated financial statements are condensed and should be read in conjunction with the company’s latest annual consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with “GAAP” for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed consolidated financial statements do not include all the information and notes required by GAAP for a complete financial statement presentation.

In the opinion of management, the condensed consolidated financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Treasure & Shipwreck Recovery, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2024 and April 30, 2023

	January 31, 2024 (Unaudited)	April 30, 2023
ASSETS
Current Assets
Cash	$-	$206,722
Total current assets	-	206,722

Fixed Assets
Fixed assets, net of depreciation	148,038	161,095
Total fixed assets	148,038	161,095

Other Assets
Security deposit	1,000	1,000
Total other assets	1,000	1,000

Total Assets	$149,038	$368,817

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$38,827	$12,942
Accrued expenses	299,955	399,065
Customer deposits	8,700	8,700
Convertible notes payable, in default	483,834	583,641
Short term loans	72,925	2,700
Related party convertible loans	60,890	110,890
Contingent liabilities	50,000	50,000
Total current liabilities	1,015,131	1,167,938
Total Liabilities	1,015,131	1,167,938

Commitments and contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001; 200,000,000 shares authorized, 65,184,039 and 43,815,090 shares issued at January 31, 2024 and April 30, 2023, respectively	65,184	43,816
Common stock to be issued	118,500	118,500
Additional paid in capital	3,823,657	3,314,146
Unearned compensation	(90,137)	-
Accumulated deficit	(4,783,297)	(4,275,583)
Total Stockholders’ Deficit	(866,093)	(799,121)

Total Liabilities and Stockholders’ Deficit	$149,038	$368,817

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended January 31, 2024 and 2023
(Unaudited)

	Three months ended January 31, 2024 (Unaudited)	Three months ended January 31, 2023 (Unaudited)	Nine months ended January 31, 2024 (Unaudited)	Nine months ended January 31, 2023 (Unaudited)
REVENUES	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES
Consulting and accounting	50,222	3,500	205,684	87,878
Labor	-	-	73,992	10,585
Legal Fees	2,175	398	16,390	19,513
Professional fees	12,237	2,000	14,300	51,088
Boat expenses	5,300	3,984	98,500	73,829
Rent expense	-	-	9,600	-
General and administrative expenses	625	4,303	31,343	33,565
Depreciation	4,306	600	12,917	5,843
TOTAL OPERATING EXPENSES	74,865	14,785	462,726	282,301

NET LOSS FROM OPERATIONS	(74,865)	(14,785)	(462,726)	(282,301)

OTHER EXPENSES (INCOME)
Interest expense (income)	(12,881)	819	(44,988)	(80,903)
NET LOSS BEFORE INCOME TAXES	(87,746)	(13,966)	(507,714)	(363,204)

Provision for income tax	-	-	-	-
NET LOSS	$(87,746)	$(13,966)	$(507,714)	$(363,204)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	61,634,217	17,744,299	55,607,250	14,207,357

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Three and nine months ended January 31, 2024 and 2023 (Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2022	51	$-	9,488,502	$9,489	$118,500	$2,335,529	$-	$(3,334,458)	$(870,940)

Sale of common stock	-	-	1,666,667	1,667	-	48,333	-	-	50,000
Net loss	-	-	-	-	-	-	-	(148,359)	(148,359)
Balance, July 31, 2022	51	$-	11,155,169	$11,156	$118,500	$2,383,862	$-	$(3,482,817)	$(969,299)

Shares issued for services	-	-	100,000	100	-	2,900	-	-	3,000
Conversion of debt to equity	-	-	833,333	833	-	24,167	-	-	25,000
Warrants	-	-	-	-	-	20,710	-	-	20,710
Sale of Common Stock	-	-	4,500,000	4,500	-	109,790	-	-	114,290
Net loss	-	-	-	-	-	-	-	(200,879)	(200,879)
Balance, October 31, 2022	51	$-	16,588,502	$16,589	$118,500	$2,541,429	$-	$(3,683,696)	$(1,007,178)

Conversion of debt to equity	-	-	597,190	597	-	13,466	-	-	14,063
Warrants	-	-	-	-	-	2,612	-	-	2,612
Sale of Common Stock	-	-	833,333	833	-	21,555	-	-	22,388
Net loss	-	-	-	-	-	-	-	(13,966)	(13,966)
Balance, January 31, 2023	51	$-	18,019,025	$18,019	$118,500	$2,579,062	$-	$(3,697,662)	$(982,081)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2023	51	$-	43,815,090	$43,816	$118,500	$3,314,146	$-	$(4,275,583)	$(799,121)

Shares issued for services	-	-	5,500,000	5,500	-	179,300	(155,637)	-	29,163
Conversion of debt and accrued expenses to equity	-	-	5,488,687	5,488	-	159,173	-	-	164,661
Net loss	-	-	-	-	-	-	-	(258,479)	(258,479)
Balance, July 31, 2023	51	$-	54,803,777	$54,804	$118,500	$3,652,619	$(155,637)	$(4,534,062)	$(863,776)

Exploration investment	-	-	-	-	-	50,000	-	-	50,000
Shares earned for services	-	-	-	-	-	-	29,962	-	29,962
Net loss	-	-	-	-	-	-	-	(161,489)	(161,489)
Balance, October 31, 2023	51	$-	54,803,777	$54,804	$118,500	$3,702,619	$(125,675)	$(4,695,551)	$(945,303)

Shares earned for services	-	-	-	-	-	-	35,538	-	35,538
Conversion of debt and accrued expenses to equity	-	-	10,380,262	10,380	-	121,038	-	-	131,418
Net loss	-	-	-	-	-	-	-	(87,746)	(87,746)
Balance, January 31, 2024	51	$-	65,184,039	$65,184	$118,500	$3,823,657	$(90,137)	$(4,783,297)	$(866,093)

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended January 31, 2024 and 2023
(Unaudited)

	Nine months ended January 31, 2024 (Unaudited)	Nine months ended January 31, 2023 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(507,714)	$(363,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,917	5,843
Amortization of discount	-	21,114
Stock compensation	94,663	3,000
Changes in operating assets and liabilities:
Security deposits	-	10,000
Account payable	25,885	(545)
Accrued expenses	(5,899)	59,789
CASH FLOWS USED IN OPERATING ACTIVITIES	(380,148)	(264,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	210,000
Proceeds from short term loans	70,225	-
Proceeds from related party convertible loans	103,201	7,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	173,426	217,000

NET DECREASE IN CASH	(206,722)	(47,003)

Cash, beginning of period	206,722	47,003

Cash, end of period	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Conversion of debt to equity	$296,079	$39,063
Warrants issued with debt	$-	$-

See accompanying notes, which are an integral part of these unaudited condensed consolidated financial statements

Treasure & Shipwreck Recovery, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

January 31, 2024

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

Note 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company had no cash at January 31, 2024. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At January 31, 2024, the Company had net working capital deficit of $1,015,131. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the nine month periods ended January 31, 2024 and 2023 include the useful life of fixed assets, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at January 31, 2024 and April 30, 2023. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2024, the Company had $0 in excess of the FDIC insured limit.

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

The potentially dilutive common stock equivalents for the periods ended January 31, 2024 and 2023 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of January 31, 2024 and 2023, there were approximately 9,351,762 and 10,349,827 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Customer Deposits

Customer deposits discloses an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of January 31, 2024 and April 30, 2023.

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

Note 4 – FIXED ASSETS

Fixed assets at January 31, 2024 and April 30, 2023 are summarized below:

Fixed Assets	January 31, 2024	April 30, 2023
Diving Vessel	$36,390	$36,390
Magnetometer	24,000	24,000
Diving Vessel (Boston Whaler)	10,800	10,800
Diving Vessel (Commander)	137,425	137,425
Accumulated Depreciation	(60,577)	(47,520)
Fixed Assets, Net	$148,038	$161,095

For the nine month periods ended January 31, 2024 and 2023, depreciation expenses were $12,917 and $5,843, respectively.

For the three month periods ended January 31, 2024 and 2023, depreciation expenses were $4,306 and $600, respectively.

Note 5 – NOTES PAYABLE

Related Party Convertible Loan

An officer of the Company provided a loan to TSR under a convertible promissory note in the year ended April 30, 2022. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of January 31, 2024 and April 30, 2023, respectively.

On April 20, 2022, the Company entered into a convertible note payable with an individual who is a member of the Company’s Board of Directors. The convertible note payable, with a face value of $50,000, bears interest at 10.0% per annum and was due on July 21, 2022. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversion rate of $0.05. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. This convertible promissory note was converted to common stock during the nine months ended January 31, 2024.

Short Term Loans

As of January 31, 2024, the Company had loans totaling $72,925. This consists of three loans totaling $2,700, $20,225, and $50,000. All three loans are unsecured, non-interest bearing and due on demand. As of April 30, 2023, the Company had a loan totaling $2,700 with a non-related party. This loan is unsecured, non-interest bearing and due on demand.

On August 1, 2023, the Company entered into a convertible note payable with an individual who is a member of the Company’s Board of Directors.  The note payable, with a face value of $50,000, bears interest at 10.0% per annum and is due on August 1, 2024. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversion rate of $0.01. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

Convertible Notes Payable

The following table reflects the convertible notes payable as of January 31, 2024 and April 30, 2023:

Issue Date	Maturity Date	January 31, 2024 Principal Balance	April 30, 2023 Principal Balance	Rate	Conversion Price
Convertible notes payable, in default
4/26/2021	4/26/2023	$112,975	$112,975	15.00%	0.028
5/5/2021	5/5/2022	150,000	150,000	10.00%	0.10
5/7/2021	2/1/2023	193	100,000	10.00%	0.10
5/19/2021	2/19/2023	150,000	150,000	10.00%	0.10
12/06/2021	2/6/2023	70,666	70,666	15.00%	0.10

Balance convertible notes payable, in default		$483,834	$583,641

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

At January 31, 2024 and April 30, 2023 the Company had 51 shares of Series A preferred shares outstanding.

Warrants

At April 30, 2023 there were 7,177,333 warrants with a weighted average exercise price of $0.17, weighted average remaining life of 2.25 years, and an average intrinsic value of $0.11. There were no warrants granted during the nine month period ended January 31, 2024. A total of 282,667 warrants expired during the nine month period ended January 31, 2024. At January 31, 2024, there were 6,894,666 warrants with a weighted average exercise price of $0.17, weighted average remaining life of 1.50 years, and an average intrinsic value of $0.11.

Note 7 – COMMITMENTS AND CONTINGENCIES

Litigation

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of January 31, 2024, the Company is not aware of any contingent liabilities that should be reflected in the condensed consolidated financial statements.

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

Vessel Loan and Treasure Recovery Agreement

On March 5, 2023, the Company entered into a loan agreement with an individual. Under the terms of the loan agreement, the lender provided a loan to TSR toward the purchase price of a vessel at auction in the amount of $50,000 at a 0% per annum rate of interest. In exchange for the loan, TSR agreed to grant to the lender an amount of treasure recovered from the vessel for the 2023, 2024, and 2025 treasure recovery seasons, at a percentage of recovery from the gross amount, being 1% for each $10,000 loaned to TSR for such purchase up to a maximum of 5% for $50,000, or if less than an even $10,000 increment, then that fraction of such amount as a percentage. In addition, TSR shall allow the lender up to 3% of such treasure recovered for a fourth year, if such amount is required to reach $30,000 or more for such purchase. The lender was also given a lien on the vessel. This amount is recorded as a contingent liability on the condensed consolidated balance sheets.

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

Note 8 – RELATED PARTY TRANSACTIONS

As of January 31, 2024 and April 30, 2023, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of January 31, 2024 and April 30, 2023.

In June of 2023, the issuer issued to a related party director, the amount of 2,525,618 shares for debt conversion and satisfaction of a note for $50,000, including $25,769 in accrued interest, at the rate of $0.03 per share.

Note 9 – SUBSEQUENT EVENTS

In February, 2024, 1,110,185 shares of common stock were issued for the conversion of debt and accrued expenses.

In March 2024, 3,500,000 shares of restricted common stock were issued for services.

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

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. The Company had $0 cash as of January 31, 2024.

Summary of the Nine Months Ended January 31, 2024 Results of Operations Compared to the Nine Months Ended January 31, 2023 Results of Operations

Revenue

The Company did not generate any revenue during the nine month periods ended January 31, 2024 and 2023.

Operating Expenses

During the nine month period ended January 31, 2024, the Company incurred consulting and accounting expense of $205,684, labor expense of $73,992, legal fees of $16,390, professional fees of $14,300, boat expense of $98,500, rent expense of $9,600, general and administrative expense of $31,343 and depreciation expense of $12,917.

During the nine month period ended January 31, 2023, the Company incurred consulting and accounting expense of $87,878, labor expense of $10,585, legal fees of $19,513, professional fees of $51,088, boat expense of $73,829, general and administrative expense of $33,565 and depreciation expense of $5,843.

The increase in operating expenses for the nine months ended January 31, 2024 is attributable to the increase in boat and labor expenses for exploration and increased consulting and accounting fees related to the conversion of convertible notes and other ongoing operations and other ongoing operations.

Other Income (Expenses)

Interest expense was $44,988 during the nine month period ended January 31, 2024. Interest expense was $80,903 during the nine month period ended January 31, 2023. The decrease in interest expense in 2024 was a result of the conversion of several notes.

Net Loss

For the nine month period ended January 31, 2024 the Company incurred net losses of $507,714 versus net losses of $363,204 for the nine month period ended January 31, 2023. The increase in net loss was attributable to increased consulting and accounting expenses, labor, and boat expenses. The increased expenses were attributable to increased exploration activity during the nine months ended January 31, 2024.

Summary of the Three Months Ended January 31, 2024 Results of Operations Compared to the Three Months Ended January 31, 2023 Results of Operations

Revenue

The Company did not generate any revenue during the three month periods ended January 31, 2024 and 2023.

Operating Expenses

For the three month period ended January 31, 2024, the Company incurred consulting and accounting fees of $50,222, legal fees of $2,175, professional fees of $12,237, boat expense of $5,300, general and administrative expense of $625, and depreciation expense of $4,306.

For the three month period ended January 31, 2023, the Company incurred consulting and accounting fees of $3,500, legal fees of $398, professional fees of $2,000, boat expense of $3,984, general and administrative expense of $4,303, and depreciation expense of $600.

The increase in operating expenses for the three months ended January 31, 2024 is attributable to an increase in consulting and accounting fees and professional fees attributable to the conversion of convertible notes and other ongoing operations and other ongoing operations.

Other Income (Expenses)

Interest expense was $12,881 during the three month period ended January 31, 2024. Interest expense was $(819) during the three month period ended January 31, 2023. The increase in interest expense in 2024 was a result of additional accrued interest expense related to convertible promissory notes.

Net Loss

For the three month period ended January 31, 2024 the Company incurred net losses of $87,746 versus losses of $13,966 for the three month period ended January 31, 2023. The increased net loss is a result of increased consulting and accounting expense, professional fees, and interest expense in the three months ended January 31, 2024. The increase in consulting and accounting expense and professional fees is attributable to the conversion on convertible notes and other ongoing operations. The increase in interest expense is attributable to the accrued interest on the convertible notes.

Liquidity and capital resources

As at January 31, 2024, our total assets were $149,038.

As at January 31, 2024, our current liabilities were $1,015,131 and stockholders’ deficit was $866,093.

As at January 31, 2024, we had a net working capital deficit of $1,015,131.

Cash flows from operating activities

For the nine month period ended January 31, 2024 net cash flows used in operating activities was $380,148.

For the nine month period ended January 31, 2023 net cash flows used in operating activities was $264,003.

The increase in cash used in operating activities is attributable to an increase in net loss due to increased consulting and accounting expense and increased professional fees.

Cash flows from investing activities

There were no cash flows from investing activities for the nine month periods ended January 31, 2024 and 2023.

Cash flows from financing activities

For the nine month period ended January 31, 2024 cash flows provided by financing activities were $173,426.

For the nine month period ended January 31, 2023 cash flows provided by financing activities were $217,000.

The decrease in cash provided by financing activities is attributable to increased proceeds from the sale of common stock for the nine month period ended January 31, 2023.

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

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At January 31, 2024, the Company had $0 cash and a working capital deficit of $1,015,131. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

The Company may not be able to continue as a going concern. The report of our independent auditors for the year ended April 30, 2023 raises substantial doubt as to our ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company will be lost.

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

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the condensed consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of January 31, 2024. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and reporting of financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the condensed consolidated financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of January 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and reporting of financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the condensed consolidated financial statements and other information presented herewith are materially correct.

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

*	The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual condensed consolidated financial statements could occur and not be prevented or detected on a timely basis.

*	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

*	We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is managements view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s condensed consolidated financial statements.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of January 31, 2024, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the nine month period ended January 31, 2024.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 9, 2019, the Company filed a declaratory action in the Sixth Judicial Circuit Court for Pinellas County, Florida for the purpose of obtaining a judicial declaratory judgment as to the Company’s status under the Securities laws as to whether the Company has ever been a “Shell” Company under the Securities Laws. Pursuant to Chapter 86 of the Florida Statutes the Court will render a decision whether the Company had ever met the definition of being a shell company under Rule 405 of the Securities Act, so that all shareholders would be able to utilize Rule 144, and otherwise be able to enjoy complete ownership and sale of such shares. Such matter is being amended to supply exhibits in a new filing. With a change in designation from being a “shell risk” by OTC Markets, such matter in court was no longer deemed necessary.

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

Treasure & Shipwreck Recovery, Inc.

Date: March 22, 2024	By:	/s/ Craig Huffman
Craig Huffman President, Chief Financial Officer and Principal Accounting Officer (Principal Executive Officer and Principal Accounting Officer)

Date: March 22, 2024	By:	/s/ Frederick Conte
Frederick Conte Director

Date: March 22, 2024	By:	/s/ Patrick Schneider
Patrick Schneider Director