Form 10-K
period 2024-04-30
NAPC Defense, Inc.
filed 2024-08-13
CIK 1703625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended April 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-219700

NAPC Defense, Inc. Formerly Treasure & Shipwreck Recovery, Inc.
(Exact name of registrant as specified in its charter)

Nevada	7310	37-1844836
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

Edward K. West

Chief Executive Officer

1501 Lake Ave SE

Largo, Florida 33771

(754) 242-6272

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $788,500 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 5% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 13, 2024 the Registrant had 186,486,777 outstanding shares of its common stock, $0.001 par value.

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

Item 1. Description of Business

Overview

NAPC Defense, Inc. (Formerly Treasure & Shipwreck Recovery, Inc (“NAPC Defense, Inc.” or the “Company”), was incorporated in the State of Nevada on October 24, 2016 as Beliss Corp. The Company changed its name to Treasure & Shipwreck Recovery Inc. on June 26, 2019. The Company is in the colonial era treasure shipwreck recovery business operating salvage crews on the east coast of Florida. On April 1, 2024, the Company changed its name to NAPC Defense, Inc. with the State of Nevada, for an additional direction in the military arms and law enforcement field.

Corporate History

NAPC Defense, Inc. (Formerly Treasure & Shipwreck Recovery, Inc.), was incorporated in the State of Nevada on October 24, 2016 as Beliss Corp. The Company changed its name to Treasure & Shipwreck Recovery Inc. on June 26, 2019. The Company was centered in the colonial era treasure shipwreck recovery business operating salvage crews on the east coast of Florida. On April 1, 2024, the Company changed its name to NAPC Defense, Inc. with the State of Nevada, for an additional direction in the military arms and law enforcement field. The Company will produce and supply CornerShot units under license from Silver Shadow of Israel, to both overseas military and governments as allowed by the US Government, and sales to US based law enforcement agencies. As well the Company intends and has direct lines of sourcing personal ballistics protection for personnel, such as helmets, bullet resistant vests and shields for overseas sale and domestic sale to US entities. In addition, the Company will use contacts and sources for the sale of small caliber arms in form of rifles and pistols including newly developing technologies and products for overseas and domestic sales. Other areas of brokering existing contacts from overseas of larger scale ammunition and artillery from overseas sources is being followed from known sources of supply for brokered sales to US approved allies and other countries. The brokering of armored vehicles for domestic purchase and overseas sales is also being pursued.

Exploration and Salvage of Historic Shipwrecks

During three seasons of treasure recovery operations the Company had contracted with entities for recoveries on 1715 fleet and other or ancient wreck sites along the coast of Florida. Thus, during the 2023 search season, recoveries were made of limited quantities of artifact finds during the treasure season. NAPC Defense, Inc. continued the pursuit of aa reality or other series during this fiscal year.

For the 2023 Treasure recovery season, the Company purchased a treasure recovery vessel and support vessel in March 2023. The 36’ foot vessel is outfitted with prop blowers for bottom removal, and numerous technologies for search and diving. The vessel was used for operations in the 1715 fleet area. the Company still owns the 71’ foot research vessel the Bellows which is still used for research

For the 2023 Summer Season the Company contracted with entities for recoveries on 1715 fleet and other or ancient wreck sites along the coast of Florida. The value of the found artifacts and treasure will be assessed at distribution time, sometime in the fall of 2024.

The Company is still actively pursuing a television or other media for a reality treasure hunting show which is in negotiations presently for development if feasible. the Company intends to own such production and rights for sale and distribution if it occurs.

Salvage of historic shipwrecks is both very speculative and risky as the Company worked through the last three treasure seasons off the East Coast of Florida. The Company still maintains information and expertise on locations of treasure sites, which it is marketing to other companies and players in the treasure business.

During the period of January 2024, the Board of Directors determined that it was in the best interest to explore a new business opportunity which existed for the change in business focus to take advantage of new business opportunities in a defense related industry, while maintaining treasure operations. The Company entered into diligence, enquiry, exploration and negotiations for acquisition and rights for defense related technology and rights with a known party.

By March 2024, the board determined and entered into an acquisition agreement for the acquisition of the rights, intellectual property, and associated contracts, letters of intent, and assets from Native American Pride Constructors, LLC for acquisition of certain rights to sale and production of the CornerShot firearms and surveillance technology, owned by Silver Shadow of Israel and licensed to Native American Pride Constructors LLC (Native American), and other associated leads and rights into the defense industry, including munitions brokering overseas under United Stated State Department Approval for artillery, rocket, and other munitions sales from off shore sources to U.S. approved allies and other countries. Native American held rights to a number of ATF licenses for sale and production of arms, was a party to a transaction for potential contract and sale of the Cornershot to Saudi Arabia and for sale in the US, and held large access to broker munitions under US approval overseas, from foreign sourced to US Allies and approved countries.

In addition other defense lines of technology development including small arms, suppressor technology development business, and other items of opportunity held by Native American Pride Contstructors LLC, the board determined that an acquisition agreement of such rights was in the best interest of the Company to pursue as an additional business direction while maintaining its treasure related business. Such agreement was reached on March 26, 2024, however, was subject to further diligence and verification of the list of acquired rights and business plans with a close out date of May 1, 2024 and sign off by NAPC Defense, Inc./BLIS by the CEO for release of the consideration to be made for the purchase of such rights. The board concluded that the addition of this business direction was in the best interest of the Company, regardless of the specific acquisition transaction closing. Pursuant to the March 26, 2024 agreement such acquisition of rights was made for 95,000,000 shares of common stock to be distributed upon approval by NAPC Defense, Inc../BLIS to enumerated parties at such time being May 1, 2024 or after. Such shares were not to be distributed to Native American upon release, so there was no change in control to Native American. There was an acquisition of such rights, intellectual property, sales leads, letters of intent, contract rights and leads, and other matters set forth in such agreement to gain the rights from Native American Pride and change the Company’s name to its new defense line of work to NAPC Defense, Inc. but still maintain the treasure business on a more limited basis.

Such shares were subject to release by the Company upon approval of the business lines, by the then current but now former CEO and Director. Such shares did not cause a change in ownership control by any majority shareholder and have been under the rights as set forth in the acquisition agreement. The matters of diligence to be completed for the acquisition completion were as follows:

Items acquired for NAPC Defense, Inc. on acquisition made, including

●	CornerShot rights for sale, domestically and through Saudi Arabia as existing with Silver Shadow of Israel, including the LOI for the CornerShot sale for Saudi Arabia from the Ministry of Defense, which is expected, for an expected order and contract for some 37,000 units of the CornerShot firearms and tactical units to Saudi Arabia as held by Native American Pride for the Silver Shadow of Israel, amount owed for Saudi Arabian payment potential under a contract if transacted. Such rights include the ability to contract and utilize the ATF licenses held for production and sale of firearms and accessories related to such technology under contract with NAPC Defense, Inc./BLIS, and existing approvals from the Department of State for foreign arms transactions, an existing or expected approval for firearms under approval from the Saudi Government. As well this includes the existing relationship with the Saudi Ministry of Defense for interest in the CornerShot purchase, including the relationship and visits expected for closing of such contract. Rights to the proceeds from the joint venture in Saudi Arabia for such introductions and potential future sales, visit to occur in Saudi Arabia, and domestic US sales potentials, including domestic law enforcement shows, conventions and US Military demonstration.

●	In addition, the ability and agreements to produce the CornerShot domestically in the United States which includes a current plastics manufacturer relationship and metals production relationship, both to be contracted, for such units of the CornerShot to be produced for all contracts or purchase orders which could be achieved. Including planned showings of the technology at planned conventions and conferences in Florida in June 2024, and in New Jersey in June 2024 and the visit for Saudi Arabia in the summer of 2024.

●	Rights as existing to the CornerShot from Silver Shadow of Israel. To include the foreign sales to Saudi Arabia created by persons related to Native American, as well as domestic sales to law enforcement or government agencies in the United States. To include all media, CornerShot units, additional show and demonstration units, videos, and other rights.

●	Overseas brokering opportunities of ammunition sales to US Allies, with State Dept. the DDTC (Directorate of Defense Trade Controls, a government agency within the United States Department of State) as a registered broker the ability to request pre-brokering approval. This includes the sources and leads existing to large scale munitions inventories from third parties, including those on a revolving list that is held by parties which are available overseas for sale, to approved countries and end users. This includes all contacts and relations to overseas producers, holders, and potential purchasers of large-scale munitions sales for such areas as Allied and US military or foreign add to Ukraine. These leads and brokering needed confirmation as to available inventories from owners overseas by the Company through relations created with the new operations. The amounts and the available rolling catalogues of available munitions and sources were subject to review and approval for final distribution. The verification was to be made as of or after May 1, 2024, through the former CEO with his experience and knowledge.

●	Verification for ability to design, manufacture and sell new items and lines of firearms and accessories to include but not be limited to rifles, small arms, ammunition, and accessories. the Company had additional information and contacts and will use the abilities of production and sales under the Native American Pride permits to conduct such study of new technologies, firearms, production, prototyping knowledge, and sales rights as necessary.

Thus on April 1, 2024 there was the change in officers and directors, which was made for an additional new segment of the Company into the defense and law enforcement business. Pursuant to the Board of Directors resolution there was no change in control of the Issuer to any party. The change in officers and directors was made to include the following for the change in the main direction of the Company: The Agreement was entered into without abandoning the treasure and recovery business, while the board made a change in officers and directors. There was no change in control of the Company.

Thus, pursuant to the Board of Directors intent for the new addition of a business line for defense, it was decided and concluded that as of April 1, 2024, Craig A. Huffman, Patrick Scheider, and Frederick Conte, resigned as officer and directors, with Craig A. Huffman to continue as Secretary and Chief Legal Officer for the Corporation while overseeing and approval of the acquisition, overseeing corporate compliance, contracting and numerous other matters on a continuing basis. The board appointed Edward K. West as Director and Chief Executive Officer, Stephen L. Gurba as President and Director, Evelyn R. Gurba as director, Derrick West as director, and John Spence as director and Chief Financial Officer.

As of April 1, 2024, the Company determined the new business priority would best be reflected by a change in the name to NAPC Defense, which was reflected by a change of the Corporate name in the State of Nevada to NAPC Defense, Inc. Additional changes were made subsequently with the State of Florida for business registration, the SEC, and is in process for OTCMarkets.com.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Description of Property

We do not own any real estate or other properties.

Item 3. Legal Proceedings

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that NAPC Defense, Inc. NAPC Defense, Inc. did not follow through on a contract for their services related to its regulation A offering in 2022. The Company has defended and is defending such on the basis that Del Mar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of August 1, 2024, the suit was pending dismissal for lack of prosecution.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is presently quoted on the Pink Sheets under the symbol “BLIS”, as reflected below, though the current trading volume is small. No assurance can be given that any market for our common stock will continue in the future or be maintained. If an “established trading market” ever develops in the future, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management, consultants, promissory note holders or others may have a substantial adverse impact on any such market and the sale of restricted securities by management or others may significantly depress the market price of the Company’s shares. There is currently a limited trading market for our securities on the Pink Sheets. We cannot assure when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may potentially have a substantial negative impact on any such market. The Company’s share price is quoted on the Pink Sheets. Accordingly, an investment in our securities should only be considered by those investors who do not require liquidity and can afford to suffer a total loss of their investment. An investor should consider consulting with professional advisers before making such an investment. Furthermore, the price of our common stock may be subject to a very high degree of volatility, which makes owning shares of our common stock highly risky. Shareholders may find it to be very difficult to deposit our shares into a brokerage account and should consult with a financial advisor before purchasing NAPC Defense Inc.’s shares.

Our stock price fluctuated between $0.0440 and $0.0044 for the year ended April 30, 2024 and $0.06 and $0.01 for the year ended April 30, 2023. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The following table reflects the high and low prices of our stock for each quarter during the periods ended April 30, 2024 and 2023:

Quarter Ended	High Price	Low Price
July 31, 2022	0.06	0.02
October 31, 2022	0.04	0.02
January 31, 2023	0.02	0.01
April 30, 2023	0.05	0.03
July 31, 2023	0.0440	0.0200
October 31, 2023	0.0290	0.0083
January 31, 2024	0.0150	0.0044
April 30, 2024	0.0300	0.0046

Approximate Number of Holders of Common Stock

As of April 30, 2024, there were 168,400,211 issued and outstanding shares of common stock held by a total of 35 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2024 and 2023.

Recent Sales and Other Issuances of Unregistered Securities

Purchase or Sale of our Equity Securities by Officers and Directors

During the years ended April 30, 2024 and 2023 there have been no sales of securities to officers and directors.

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

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 13, 2024.

Summary of the Year Ended April 30, 2024 Results of Operations Compared to the Year Ended April 30, 2023 Results of Operations

Revenue

The Company recorded revenue of $0 and $85,000 and during the years ended April 30, 2024 and 2023, respectively. Revenue in 2023 is due to the Company granting an exclusive license to use photographic and video rights of the Company’s treasure recovery activities for use to publicize non-fungible token sales as well as appearances by the Company persons for such publication and sales.

Operating Expenses

During the year ended April 30, 2024, the Company incurred consulting and accounting expense of $248,722, labor expense of $73,992, professional fees of $14,300, legal fees of $17,040, boat expense of $108,499, rent expense of $9,600, general and administrative expense of $94,345 and depreciation expense of $17,222.

During the year ended April 30, 2023, the Company incurred consulting and accounting expense of $148,807, labor expense of $24,218, professional fees of $75,862, legal fees of $75,363, boat expense of $127,455, research and development of $8,349, general and administrative expense of $80,054 and depreciation expense of $8,914.

The increase in operating expenses for the year ended April 30, 2024 is attributable to increased consulting and accounting expense of $99,915, increased labor expenses of $49,744, increased general and administrative expense of $14,291 and increased depreciation of $8,308, which is a result of more exploration activity during the year ended April 30, 2024.

Other Expenses

Total other expenses were $128,266 during the year ended April 30, 2024 and $477,103 during the year ended April 30, 2023. Other expenses in 2024 and 2023 were due to interest expenses. The interest expense was a result of interest on notes and the amortization of the interest relating to the beneficial conversion features of several convertible promissory notes. Other expenses were down in 2024 due to the conversion of multiple notes and the commensurate decrease in interest expenses related to the notes.

Net Loss

For the year ended April 30, 2024 the Company incurred net losses of $711,986 versus net losses of $941,125, for the year ended April 30, 2023. The decrease in net loss was primarily attributable to decreased interest expenses in 2024.

Liquidity and Capital Resources and Cash Requirements

Liquidity and capital resources

As at April 30, 2024, our total assets were $1,759,732.

As at April 30, 2024, our current liabilities were $1,045,060 and stockholders’ equity was $714,672.

As of April 30, 2024, we had a net working capital deficit of $1,045,060.

Cash flows from operating activities

For the year ended April 30, 2024 net cash flows used in operating activities was $340,738.

For the year ended April 30, 2023 net cash flows used in operating activities was $424,056.

The decrease in cash used in operating activities is attributable to decreased interest and boat expenses.

Cash flows from investing activities

For the year ended April 30, 2024 net cash flows used in investing activities was $0. For the year ended April 30, 2023 net cash flows used in investing activities was $148,225.

The decrease in net cash flows used in investing activities was attributable to the purchase of two additional vessels during 2023, with no purchases in 2024.

Cash flows from financing activities

For the year ended April 30, 2024 cash flows provided by financing activities were $134,016.

For the year ended April 30, 2023 cash flows provided by financing activities were $732,000.

The decrease in cash provided by financing activities is attributable to decreased proceeds from the sale of common stock.

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

The Company may not be able to continue as a going concern. The report of our independent auditors for the years ended April 30, 2024 and 2023 raises substantial doubt as to our ability to continue as a going concern. Our independent auditors believe, based on our financial results as of April 30, 2024, that such results raised substantial doubts about the Company’s ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company will be lost.

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

NAPC Defense, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NAPC Defense, Inc.

(formerly Treasure & Shipwreck Recovery, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NAPC Defense, Inc. (the Company) as of April 30, 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended April 30, 2024, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024, and the results of its operations and its cash flows for the year ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2024.

PCAOB Firm ID#6920 Tampa, Florida
August 13, 2024

3702 W Spruce St #1430 i Tampa, Florida 33607 i +1.813.441.9707

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Treasure & Shipwreck Recovery, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Treasure & Shipwreck Recovery, Inc. (the Company) as of April 30, 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended April 30, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023, and the results of its operations and its cash flows for the year ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

The primary procedures we performed to address these critical audit matters included the following:

●	We obtained the licensing agreement and management’s assessment of ASC 606 and performed the following procedures:

	-	Reviewed the licensing agreement for relevant terms.

	-	Reviewed management’s assessment and conclusion of ASC 606 in relation to the licensing agreement and evaluated the appropriateness of management’s application of their accounting policies in the determination of the revenue to be recognized.

We have served as the Company’s auditor since 2019.

PCAOB Firm ID#3289

Tampa, Florida

August 30, 2023

NAPC Defense, Inc.
CONSOLIDATED BALANCE SHEETS
As of April 30, 2024 and 2023

	April 30, 2024	April 30, 2023
ASSETS
Current Assets
Cash	$-	$206,722
Total current assets	-	206,722

Fixed Assets
Fixed assets, net of depreciation	143,732	161,095
Total fixed assets	143,732	161,095

Other Assets
Prepaid product rights	1,615,000	-
Security deposit	1,000	1,000
Total other assets	1,616,000	1,000

Total Assets	$1,759,732	$368,817

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$17,536	$12,942
Accrued interest expenses	287,577	399,065
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	483,641	583,641
Short term loans	86,716	2,700
Related party convertible loan	110,890	110,890
Contingent liabilities	50,000	50,000
Total current liabilities	1,045,060	1,167,938

Total Liabilities	1,045,060	1,167,938

Commitments and contingencies (Note 8)

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001; 200,000,000 shares authorized, 168,400,211 and 43,815,090 shares issued and outstanding at April 30, 2024 and 2023, respectively	168,416	43,816
Common stock to be issued	118,500	118,500
Additional paid in capital	5,469,924	3,314,146
Unearned compensation	(54,599)	-
Accumulated deficit	(4,987,569)	(4,275,583)
Total Stockholders’ Equity (Deficit)	714,672	(799,121)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,759,732	$368,817

See accompanying notes to the consolidated financial statements.

NAPC Defense, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 30, 2024 and 2023

	Year ended April 30, 2024	Year ended April 30, 2023
REVENUES	$-	$85,000
Cost of revenues	-	-
Gross profit	-	85,000

OPERATING EXPENSES
Consulting and accounting	248,722	148,807
Boat expenses	108,499	127,455
General and administrative expenses	94,345	80,054
Professional fees	14,300	75,862
Legal fees	17,040	75,363
Rent	9,600	-
Labor	73,992	24,218
Depreciation	17,222	8,914
Research and development	-	8,349
TOTAL OPERATING EXPENSES	583,720	549,022

NET LOSS FROM OPERATIONS	(583,720)	(464,022)

OTHER INCOME ( EXPENSES)
Interest expense	(128,266)	(477,103)
TOTAL OTHER EXPENSES	(128,266)	(477,103)

NET LOSS BEFORE INCOME TAXES	(711,986)	(941,125)

Provision for income tax	-	-

NET LOSS	$(711,986)	$(941,125)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	67,014,702	39,205,690

See accompanying notes to the consolidated financial statements.

NAPC Defense, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Years ended April 30, 2024 and 2023

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Unearned compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, April 30, 2022	51	$-	9,488,502	$9,489	$118,500	$2,335,529	$-	$(3,334,458)	$(870,940)

Sale of common stock	-	-	22,936,665	22,937	-	489,698	-	-	512,635
Shares issued for service	-	-	433,334	433	-	12,567	-	-	13,000
Conversion of debt and interest to equity	-	-	10,956,589	10,957	-	313,988	-	-	324,945
Warrants issued with debt	-	-	-	-	-	162,364	-	-	162,364
Net loss	-	-	-	-	-	-	-	(941,125)	(941,125)
Balance, April 30, 2023	51	$-	43,815,090	$43,186	$118,500	$3,314,146	$-	$(4,275,583)	$(799,121)

Shares issued for services	-	-	9,000,000	9,000	-	238,800	(54,599)	-	193,201
Conversion of debt and accrued expenses to equity	-	-	20,585,212	20,600	-	346,978	-	-	367,578
Exploration investment	-	-	-	-	-	50,000	-	-	50,000
Shares issued for investment	-	-	95,000,000	95,000	-	1,520,000	-	-	1,615,000
Net loss	-	-	-	-	-	-	-	(711,986)	(711,986)
Balance, April 30, 2024	51	$-	168,400,311	$168,416	$118,500	$5,469,924	$(54,599)	$(4,987,569)	$714,672

See accompanying notes to the consolidated financial statements.

NAPC Defense, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30, 2024 and 2023

	Year ended April 30, 2024	Year ended April 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(711,986)	$(941,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,222	8,914
Amortization of discount	-	21,114
Stock compensation	193,201	13,000
Changes in operating assets and liabilities:
Security deposits	-	10,000
Account payable	4,594	(17,408)
Accrued interest expenses	156,231	481,449
CASH FLOWS USED IN OPERATING ACTIVITIES	(340,738)	(424,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(148,225)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	(148,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	675,000
Proceed from sales of convertible notes	-	-
Increase in notes payable	84,016	-
Proceeds from related party loan	50,000	7,000
Contingent liability	-	50,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	134,016	732,000

NET INCREASE (DECREASE) IN CASH	(206,722)	159,719
Cash, beginning of period	206,722	47,003
Cash, end of period	$-	$206,722

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Product rights prepaid in common stock	$1,615,000	$-
Debt and interest converted to equity	$367,578	$324,945

See accompanying notes to the consolidated financial statements.

NAPC Defense, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended April 30, 2024 and 2023

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Treasure & Shipwreck Recovery, Inc (“TSR” or the “Company”), was incorporated in the State of Nevada on October 24, 2016 as Beliss Corp. The Company changed its name to Treasure & Shipwreck Recovery Inc. on June 26, 2019. The Company changed its name to NAPC Defense, Inc. in April 2024.

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

Note 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from August 13, 2024. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At April 30, 2024, the Company had a net working capital deficit of $1,045,060. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Convertible Notes Payable and Notes Payable, in Default

The Company does not have additional sources of debt or equity financing to refinance or pay off its convertible notes payable that are currently in default. If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets held as collateral for the obligations arising under the secured notes. If any of the lenders file suit to foreclose on the assets held as collateral, then the Company may be forced to significantly scale back or cease its operations which would more than likely result in a complete loss of all capital that has been invested in or borrowed by the Company.

The convertible notes that have been issued by the Company are convertible at the lender’s option. These convertible notes represent significant potential dilution to the Company’s current shareholders. As such when these notes are converted into equity there is typically a highly dilutive effect on current shareholders and very high probability that such dilution may significantly negatively affect the trading price of the Company’s common stock.

See Note 5 – Notes Payable and Convertible Notes Payable, for further information regarding the Company’s convertible notes payable and notes that are currently in default.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies of NAPC Defense, Inc. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements. The Company’s year-end is April 30.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of NAPC Defense Holdings, Inc. and NAPC Defense Media Group, Inc., which are wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the years ended April 30, 2024 and 2023 include the useful life of property and equipment, valuation allowances against deferred tax assets and fair value of non cash equity transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at April 30, 2024 and $206,722 at April 30, 2023. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of April 30, 2024, the Company had $0 in excess of the FDIC insured limit.

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

The potentially dilutive common stock equivalents for the years ended April 30, 2024 and 2023 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of April 30, 2024 and 2023, there were approximately 11,867,909 and 16,322,590 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Customer Deposits

Customer deposits discloses an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of April 30, 2024 and 2023.

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

Note 4 – FIXED ASSETS

Fixed assets at April 30, 2024 and 2023 are summarized below:

Fixed Assets	April 30, 2024	April 30, 2023
Diving Vessel	$36,390	$36,390
Magnetometer	24,000	24,000
Diving Vessel (Boston Whaler)	10,800	10,800
Diving Vessel (Commander)	137,425	137,425
Accumulated Depreciation	(64,883)	(47,520)
Fixed Assets, Net	$143,732	$161,095

Depreciation expense was $17,222 and $8,914 for the years ended April 30, 2024 and 2023, respectively.

Note 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Related Party Convertible Loan

An officer of the Company provided a loan to NAPC Defense, Inc., under a convertible promissory note in the year ended April 30, 2022. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of April 30, 2024 and 2023.

On April 20, 2022, the Company entered into a convertible note payable with an individual who is a member of the Company’s Board of Directors. The convertible note payable, with a face value of $50,000, bears interest at 10.0% per annum and was due on July 21, 2022. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversion rate of $0.05. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. This convertible promissory note was converted to common stock during the year ended April 30, 2024.

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

On February 1, 2024 the Company entered into a Master Convertible Corporate Note Agreement with Native American Price, LLC. Native American Pride, LLC advanced $63,791 to NAPC Defense, Inc. during the year ended April 30, 2024 to cover various operating expenses. The loan balance is convertible into the shares of NAPC Defense, Inc. at the discretion of the Native American Price, LLC at a rate of $0.03 per share. The note does not pay interest and there is no specific time frame for repayment of the principal balance. At April 30, 2024 the balance owed on the note was $63,791.

Short Term Loans

As of January 31, 2024, the Company had loans totaling $22,925. This consists of two loans totaling $2,700 and $20,225. All loans are unsecured, non-interest bearing and due on demand. As of April 30, 2023, the Company had a loan totaling $2,700 with a non-related party. This loan is unsecured, non-interest bearing and due on demand.

Convertible Notes Payable

The following table reflects the convertible notes payable as of April 30, 2024 and April 30, 2023:

Issue Date	Maturity Date	April 30, 2024 Principal Balance	April 30, 2023 Principal Balance	Rate	Conversion Price
Convertible notes payable, in default
4/26/2021	4/26/2023	$112,975	$112,975	15.00%	0.028
5/5/2021	5/5/2022	150,000	150,000	10.00%	0.10
5/7/2021	2/1/2023	-	100,000	10.00%	0.10
5/19/2021	2/19/2023	150,000	150,000	10.00%	0.10
12/06/2021	2/6/2023	70,666	70,666	15.00%	0.10

Balance convertible notes payable, in default		$483,641	$583,641

The Company recorded interest expense related to the amortization of debt discounts on these notes of $0 and $21,114 for the years ended April 30, 2024 and 2023, respectively.

Convertible Notes Payable and Notes Payable, in Default

The Company does not have additional sources of debt or equity financing to refinance or pay off its convertible notes payable that are currently in default. If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets held as collateral for the obligations arising under the secured notes. If any of the lenders file suit to foreclose on the assets held as collateral, then the Company may be forced to significantly scale back or cease its operations which would more than likely result in a complete loss of all capital that has been invested in or borrowed by the Company.

The convertible notes that have been issued by the Company are convertible at the lender’s option. These convertible notes represent significant potential dilution to the Company’s current shareholders. As such when these notes are converted into equity there is typically a highly dilutive effect on current shareholders and very high probability that such dilution may significantly negatively affect the trading price of the Company’s common stock.

Note 6 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On May 1, 2020, the Company’s Board authorized the creation of 100 Series A preferred shares. The Series A preferred shares will pay a quarterly payment based upon gaming revenue sharing, which all 100 Series A preferred shares will receive twenty percent of NAPC Defense, Inc.’s portion of the game revenue from its game app., which equates to thirteen percent of total game gross revenues. Each Series A preferred share was priced at $4,000 with a minimum purchase of three Series A preferred shares and are only eligible to be purchased by accredited investors. Each Series A preferred share will receive one one hundredth of twenty percent of NAPC Defense, Inc.’s game net as revenue sharing. Each Series A preferred share will continue to exist, unless the game app. is sold to another entity, at which time the Series A preferred shareholders will receive their same percentage of the game sales proceeds price, if or when such occurs. The Series A preferred shares are not convertible into common shares and are subject to all other restrictions on securities as set forth.

At April 30, 2024 and 2023 the Company had 51 shares of Series A preferred shares outstanding.

Warrants

There were no warrants issued during the year ended April 30, 2024. There were 5,921,666 warrants at a strike price of $0.06 granted during the year ended April 30, 2023.

At April 30, 2024, there were 6,894,666 warrants with a weighted average exercise price of $0.17, weighted average remaining life of 1.50 years, and an average intrinsic value of $0.11. There were no warrants granted during the year ended April 30, 2024. A total of 282,667 warrants expired during the year ended April 30, 2024. At April 30, 2023 there were 7,177,333 warrants with a weighted average exercise price of $0.17, weighted average remaining life of 2.25 years, and an average intrinsic value of $0.11.

Note 7 – COMMITMENTS AND CONTINGENCIES

Litigation

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of April 30, 2024, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

Media Use and License Agreement

On February 5, 2023, the Company entered into a Media Use and License Agreement with a corporation. Under the terms of the Media Use and License Agreement, Treasure & Shipwreck Recovery, Inc. granted the user entity (the “Licensee”) an exclusive license to use photographic and video rights of Treasure & Shipwreck Recovery, Inc. ’s treasure recovery activities for use to publicize non-fungible token sales as well as appearances by Treasure & Shipwreck Recovery, Inc. persons for such publication and sales. The authority to use the works includes the right to visit and photograph or video activities of Treasure & Shipwreck Recovery, Inc. treasure recovery operations, interviews of Treasure & Shipwreck Recovery, Inc persons, crew or captains, as well as posts about the treasure industry by Treasure & Shipwreck Recovery, Inc. on media channels provided by the Licensee and other media sources. Treasure & Shipwreck Recovery, Inc. also agreed to allow the Licensee rights to purchase recovered objects or treasure as give aways or sales by the corporation to be negotiated upon recoveries being available by Treasure & Shipwreck Recovery, Inc. after the 2023 treasure season. The Licensee agreed to pay to Treasure & Shipwreck Recovery, Inc. an initial net rights fee of $85,000. Treasure & Shipwreck Recovery, Inc. shall be owed a royalty from any net revenue to the Licensee for such amounts of sales over the initial rights payment in the amount of 30% for such net sales for any which shall be calculated within thirty days of annual year end. Treasure & Shipwreck Recovery, Inc. shall have the right to review all revenues and expenditures by the Licensee related to the Media Use and License Agreement.

Vessel Loan and Treasure Recovery Agreement

On March 5, 2023, the Company entered into a loan agreement with an individual. Under the terms of the loan agreement, the lender provided a loan to Treasure & Shipwreck Recovery, Inc. toward the purchase price of a vessel at auction in the amount of $50,000 at a 0% per annum rate of interest. In exchange for the loan, Treasure & Shipwreck Recovery, Inc. agreed to grant to the lender an amount of treasure recovered from the vessel for the 2023, 2024, and 2025 treasure recovery seasons, at a percentage of recovery from the gross amount, being 1% for each $10,000 loaned to Treasure & Shipwreck Recovery, Inc. for such purchase up to a maximum of 5% for $50,000, or if less than an even $10,000 increment, then that fraction of such amount as a percentage. In addition, Treasure & Shipwreck Recovery, Inc. shall allow the lender up to 3% of such treasure recovered for a fourth year, if such amount is required to reach $30,000 or more for such purchase. The lender was also given a lien on the vessel. This amount is recorded as a contingent liability on the consolidated balance sheets.

Trademark and Usage Purchase Agreement Gaming and Media Rights Payments

Treasure & Shipwreck Recovery, Inc. . entered into a Trademark and Usage Purchase Agreement on March 5, 2020, Purchase of Trademark, Graphics, Related Media and Product Materials. Under the terms of the agreement, Treasure & Shipwreck Recovery, Inc. is obligated to pay ten percent of the gaming rights and five percent of television media revenue, which shall be for rights of the gaming name rights, as used in all such app, online or other gaming as owned by Treasure & Shipwreck Recovery, Inc. and any television related media.

Note 8 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company has no tax position at April 30, 2024 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2024 and 2023. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at April 30, 2024 and 2023 was $1,047,389 and $897,872, respectively. The net change in valuation allowance during the years ended April 30, 2024 and 2023 were $149,517 and $197,636, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2024 and 2023. All tax years since inception remains open for examination only by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2024 and 2023:

	For the Year Ended	For the Year Ended
	April 30, 2024	April 30, 2023
Income tax at federal statutory rate	21.00%	21.00%
Valuation allowance	(21.00%)	(21.00%)
Income tax expense	-	-

The Company has a net operating loss carryforward for tax purposes totaling $4,987,569 at April 30, 2024, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2024	As of April 30, 2023
Non-current deferred tax assets:
Net operating loss carryforward	$4,987,569	$4,275,583
Tax rate	21%	21%
Deferred tax asset	1,047,389	897,872
Valuation allowance	(1,047,389)	(897,872)
Net deferred tax assets	$-	$-

The Company is currently in the process of gathering the information necessary for filing tax returns for past years, due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years.

Note 9 – RELATED PARTY TRANSACTIONS

On March 26, 2024 The Company entered into an Agreement for Acquisition (the “Agreement”) with a disabled veteran Native American  and woman owned limited liability company, Native American Pride Constructors, LLC, that is involved with government construction contracts as its primary business, and has access to a license opportunity with intellectual property rights as held, the business leads, letter of intent for overseas sales overseas opportunity for Saudi Arabia, other foreign sales of arms related items under US approved transactions,  and matters specified in the agreement subject to final approval of the enumerated items, to be acquired by the Company and in exchange for restricted common share of the Company. The Board determined that it would enter the defense and law enforcement arena as an additional business realm and is only acquiring rights to such defense related contracts, rights, defense business model, and the identified persons to build the defense industry business arm. The Company is not acquiring any interest in the limited liability company, but starting its own defense related business, while purchasing the potential contract rights, and other matters.

The Company issued 95,000,000 shares of its restricted common stock valued at $1,615,000 and shown on the accompanying consolidated balance sheet as prepaid product rights as of April 30, 2024 to the limited liability company. The Company elected to classify the shares as a prepaid asset pending the closing of the deal. The shares were issued for purchase of the business rights, leads, and contracts and are subject to issuance under control of Craig Huffman until sign off and final determination of certain contingent terms and conditions. After the deal is finalized pending due diligence and other considerations then the shares will be released from control for distribution to the individual parties specified in the agreement, the limited liability company will not be the owner of the shares. The share issuance is shown in prepaid assets and the accompanying consolidated balance sheet as of April 30, 3024.

As of April 30, 2024 and April 30, 2023, an officer of the Company has provided a loan to TSR under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of January 31, 2024 and April 30, 2023.

In June of 2023, the issuer issued to a related party director, the amount of 2,525,618 shares for debt conversion and satisfaction of a note for $50,000, including $25,769 in accrued interest, at the rate of $0.03 per share.

During the years ended April 30, 2024 and 2023, the Company paid its President $48,900 and $93,350 respectively, for services provided which are included in operating expenses in the consolidated statements of operations.

The above transactions and amounts are not necessarily what third parties would agree to.

Note 10 – SUBSEQUENT EVENTS

Subsequent to April 30, 2024, the Company issued shares of its common stock as follows:

i)	sales of 2,292,857 shares of restricted common stock under subscription agreements for proceeds received of $60,000;

ii)	12,628,574 shares to settle a total of $195,076 of the principal balances, accrued interest and fees of various convertible notes payable;

iii)	issuance of 1,666,667 shares to settle a $50,000 vessel loan and treasure recovery agreement; and

iv)	issuance of 1,196,430 shares of restricted common stock valued at $40,916 for loan financing fees.

The Company also entered into the following convertible note agreements:

(i)	A convertible note with a face value of $150,000, annual rate of interest of 10% that is convertible into shares at $0.028 and that is due on June 16, 2025; and

(ii)	A convertible note with a face value of $75,000, annual rate of interest of 10% that is convertible into shares at $0.028 and that is due on July 3, 2025

On June 3, 2024, the Company increased the authorized shares per Nevada Statute under Article from 200,000,000 to 300,000,000 as filed with the State of Nevada per the requirements of necessary business transactions which were developing.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of April 30, 2024. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of April 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of April 30, 2024, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended April 30, 2024.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Directors of the Company are elected by the shareholders to a term of one year and serve until their successors are replaced by the Board, or elected and qualified. Officers of the Company are appointed by the Board of Directors to a term of one year or longer under any agreement and serve until their successors are duly appointed and qualified, or until the officer is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, age and position of the company officers and director is set forth below:

Name	Age	Position	Since

Edward K. West	age 64	Chief Executive Officer and Director	since appointment of March 26, 2024

John Spence	age 33	Treasurer, Chief Financial Officer and Director of the Company	March 26, 2024

Stephen L. Gurba	age 67	President and Director	March 26, 2024

Evelyn Gurba	age 60	Outside Director	March 26, 2026

Derrick West	age 42	Director	March 26, 2024

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officer paid by us during the years ended April 30, 2024 and 2023, in all capacities for the accounts of our executives, including the President and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Period End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Huffman(1)	04/30/2024	—	—	—	—	—	—	48,900	48,900
President, CFO	04/30/2023	—	—	—	—	—	—	93,350	93,350

(1)	During the years ended April 30, 2024 and 2023 the Company did not pay any stock based compensation, options, or bonuses to Mr. Huffman.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, for the year ended April 30, 2024.

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

Our total authorized capital stock consists of 168,400,211 shares of common stock, $0.001 par value per share. As of April 30, 2024, there were 168,400,211 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of April 30, 2024.

	Shares of	Percentage of
	common stock	common shares
	beneficially owned	beneficially owned [2]
Name and Address of Beneficial Owners [1]
NAPC, LLC	95,000,000	56.41%
All beneficial holders as group (two persons or entities)	95,000,000	56.41%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Treasure & Shipwreck Recovery, Inc., 13046 Racetrack Road, #234, Tampa, Florida 33626.

(2)	Percentages are based on 168,400,211 shares of common stock issued and outstanding at April 30, 2024.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of April 30, 2024 and April 30, 2023, an officer of the Company has provided a loan to NAPC Defense, Inc. under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of April 30, 2024 and April 30, 2023.

On February 1, 2024 the Company entered into a Master Convertible Corporate Note Agreement with Native American Pride, LLC. Native American Pride, LLC advanced $63,791 to NAPC Defense, Inc. during the year ended April 30, 2024 to cover various operating expenses. The loan balance is convertible into the shares of NAPC Defense, Inc. at the discretion of the Native American Price, LLC at a rate of $0.03 per share. The note does not pay interest and there is no specific time frame for repayment of the principal balance. At April 30, 2024 the balance owed on the note was $63,791.

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

Item 14. Principal Accountant Fees and Services

On July 26, 2024 NAPC Defense, Inc. notified Accell Audit and Compliance, LLC (“Accell”), the Company’s independent accounting firm, that it had elected to change accounting firms and, therefore, was dismissing Accell. On July 26, 2024, the Company engaged Astra Audit &Compliance (“Astra”) as its new independent accounting firm.

For the years ended April 30, 2024 and 2023, the Company paid $0 and $0 respectively, in fees related to services rendered by our principal accountant for professional services rendered for the audit and review of our consolidated financial statements. April 30, 2024 and 2023, the Company paid $42,000 and $33,250, in fees related to services rendered by our previous principal accountant for professional services rendered for the audit and review of our financial statements.

Tax Fees

For the years ended April 30, 2024 and 2023, the Company paid $0 in fees for professional services rendered related to services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the years ended April 30, 2024 and 2023.

PART IV

Item 15. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

31.2	Certification of Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Treasure & Shipwreck Recovery, Inc.

Date: August 13, 2024	By:	/s/ Edward K.West
Edward K. West Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer )

Date: August 13, 2024	By:	/s/ Stephen L. Gurba
Stephen L. Gurba President Director

Date: August 13, 2024	By:	/s/ John Spence
John Spence Chief Financial Officer Director

Date: August 13, 2024	By:	/s/ Craig A Huffman
Craig A. Huffman Chief Legal Officer, Secretary

Date: August 13, 2024	By:	/s/ Evelyn R. Gurba
Director

Date: August 13, 2024	By:	/s/ Derrick West
Director