Form 10-Q
period 2024-07-31
NAPC Defense, Inc.
filed 2024-09-23
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 189,162,920 common shares issued and outstanding as of September 23, 2024.

NAPC Defense, Inc.
QUARTERLY REPORT ON FORM 10-Q
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of NAPC Defense, Inc. formerly Treasure & Shipwreck Recovery, Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

NAPC Defense, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2024	April 30, 2024
	Unaudited
ASSETS

Current assets:
Cash	$6,739	$-
Accounts receivable	67,467	-
Prepaid consulting fees	37,312	54,599
Total current assets	111,518	54,599

Right of use asset	1,318,757	-
Fixed assets, net of depreciation	117,956	143,732
Prepaid product rights	-	1,615,000
Intangible assets	1,615,000	-
Security deposit	1,000	1,000
Total Assets	$3,164,231	$1,759,732

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,587	$17,536
Accrued interest expense	244,882	287,577
Related party advances	16,310	-
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	470,746	483,641
Short term loans	25,004	86,716
Related party convertible loan	110,890	110,890
Contingent liabilities	-	50,000
Operating lease liability, current	178,666	-
Total current liabilities	1,079,785	1,045,060

Operating lease liability	1,140,091	-
Total Liabilities	2,219,876	1,045,060

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, 186,934,839 and 168,400,211 shares issued and outstanding at July 31, 2024 and April 30, 2024, respectively	186,951	168,416
Common stock to be issued	118,500	118,500
Additional paid-in capital	6,062,336	5,469,924

Accumulated deficit	(5,423,432)	(4,987,569)
Total Stockholders’ Equity	944,355	714,672

Total Liabilities and Stockholders’ Equity	$3,164,231	$1,759,732

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended
	July 31, 2024	July 31, 2023
Services Revenue	$67,467	$-
Gross profit	67,467	-

Operating expenses
General and administrative	137,450	25,967
Rent	80,000	9,600
Consulting and accounting	69,617	56,708
Legal fees	20,650	10,000
Boat expenses	5,675	63,315
Research and development	4,103	-
Professional fees	3,150	-
Depreciation	3,436	4,306
Labor	418	73,992
Total operating expenses	324,499	243,888

Net loss from operations	(257,032)	(243,888)

Other income (expense)
Amortization of debt discount	(14,990)	-
Loss on impairment of assets	(22,340)	-
Loss on extinguishment of debt	(123,653)	-
Interest expense	(17,848)	14,591
Total other income (expense)	(178,831)	14,591

Loss before income taxes	(435,863)	(258,479)

Provision for income tax	-	-

Net income (loss)	$(435,863)	$(258,479)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	174,526,582	49,943,537

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended July 31, 2024 and 2023
UNAUDITED

	Preferred		Common		Common Stock to	Additional Paid-in	Unearned	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	be Issued	Capital	compensation	Deficit	Deficit
Balance, April 30, 2023	51	$-	43,815,090	$43,816	$118,500	$3,314,146	$-	$(4,275,583)	$(799,121)

Shares issued for services	-	-	5,500,000	5,500	-	179,300	(155,637)	-	29,163

Conversion of debt and accrued expenses to equity	-	-	5,488,687	5,488	-	159,173	-	-	164,661
Net loss	-	-	-	-	-	-	-	(258,479)	(258,479)
Balance, July 31, 2023	51	$-	54,803,777	$54,804	$118,500	$3,652,619	$(155,637)	$(4,534,062)	$(863,776)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	to be Issued	Capital	Deficit	Equity (Deficit)
Balance - April 30, 2024	51	$-	168,400,311	$168,416	$118,500	$5,469,924	$(4,987,569)	$769,271

Sale of common stock	-	-	2,892,857	2,893	-	67,607	-	70,500

Conversion of notes payable and accrued interest	-	-	8,428,574	8,429	-	227,571	-	236,000

Common stock issued as commitment fees	-	-	1,346,430	1,346	-	17,970	-	19,316

Common stock issued as satisfaction for contingent liability	-	-	5,866,667	5,867	-	167,786	-	173,653

Warrants issued with sale of common stock	-	-	-	-	-	10,500	-	10,500

Warrants issued with convertible notes payable	-	-	-	-	-	100,978	-	100,978

Net loss	-	-	-	-	-	-	(435,863)	(435,863)

Balance - July 31, 2024	51	$-	186,934,839	$186,951	$118,500	$6,062,336	$(5,423,432)	$944,355

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Three Months Ended
	July 31, 2024	July 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(435,863)	$(258,479)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	3,436	4,306
Stock compensation	-	29,163
Amortization of debt discount	14,990	-
Amortization of prepaid consulting fees	17,287	-
Financing fees	79,316	-
Loss on impairment of assets	22,340	-
Loss on extinguishment of debt	123,653	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(67,467)	-
Increase (decrease) in accounts payable	7,051	3,557
Increase (decrease) in accrued expenses	(17,848)	14,731
Increase (decrease) in related party advances	89,556	-
Net cash from operating activities	(163,549)	(206,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from sale of common stock	81,000	-
Proceeds from convertible notes payable	225,000	-
Proceeds from short-term loans	788	-
Repayment of short-term loans	(62,500)	-
Payments to related parties	(74,000)	-
Net cash from financing activities	170,288	-

Net change increase in cash	6,739	(206,722)

Cash - beginning of the period	-	206,722

Cash - end of the period	$6,739	$-

Supplemental disclosures of cash flows
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued as satisfaction for contingent liability	$173,653	$-
Warrants issued with convertible notes	$100,978	$-
Warrants issued with the sale of common stock	10,500	-
Conversion of notes payable & accrued interest	$236,000	$164,661

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NAPC Defense, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2024

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from September 23, 2024. Management’s plans include raising capital through the equity markets to fund operations and, eventually, the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At July 31, 2024, the Company had a net working capital deficit of $968,267. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

See Note 7 – Notes Payable and Convertible Notes Payable, for further information regarding the Company’s convertible notes payable and notes that are currently in default.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of the Presentation

The accompanying condensed consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended June 30, 2024 and 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. They should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended April 30, 2024. The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is April 30.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual events and results could materially differ from those assumptions and estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at July 31, 2024 and April 30, 2024. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2024, the Company had $0 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $4,103 for the three month period ended July 31, 2024 and $0 for the three month period ended July 31, 2023, which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments.

The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company recognizes revenue from its services agreement to provide consulting services with respect to ammunition and military equipment to Free Falcon Limited to providers after it has provided the services required under the services agreement. The Company does not break out its cost of sales related to its services revenue.

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

The potentially dilutive common stock equivalents for the years ended July 31, 2024 and 2023 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of July 31, 2024 and 2023, there were approximately 35,536,302 and 16,322,590 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the three month period ended July 31, 2024 the Company’s Management determined that two of its vessels were impaired and the Company wrote down the value of both of the vessels to $0, a total of $22,340 net of depreciation.

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

Convertible Debentures

The Company adheres to the guidance in Accounting Standards Updated (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. Additionally, ASU 2020-06 removes the requirements for accounting for beneficial conversion features.

Customer Deposits

Customer deposits are an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of July 31, 2024 and 2023.

Leases

The Company accounts for leases under ASU 2016-02. At the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented in operating expenses on the unaudited condensed consolidated statements of operations.

Finance leases are recorded as a finance lease liability and property, plant and equipment asset, based on the present value of lease payments. The asset is depreciated, and the liability is amortized with interest expense incurred over the life of the lease.

As permitted under the new guidance, the Company has made an accounting policy election not to apply the recognition provisions of the guidance to short term leases (leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

Segment Information

During the three month period ended July 31, 2024, NAPC Defense, Inc. began operations for its defense related business including generating revenue and incurring expenses. The defense related business has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of the defense business and the shipwreck business were separate reportable segments as of the three month period ended July 31, 2024. (see Note 10 – Segment Information).

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

NOTE 4 – RIGHT-OF-USE ASSETS AND OPERATING AND FINANCE LEASE LIABILITIES

Operating Leases

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases are not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term.

NAPC Defense Inc. entered into a lease agreement with a related party that commenced on May 1, 2024 and that terminates on Apil 30, 2030. The base rent during the term of the lease is $25,000 per month. The commercial office space is located at 1501 Lake Ave SE, Largo FL 33771. This space is made up of over 8,000 square feet of office and assembly space with a 10,000 square foot warehouse for material and product storage. The lease also has parking spaces for employees and additional spaces for trailers, etc. for the company.

The Company leases 35,000 square feet of warehouse/office space located at 1501 Lake Avenue SE, Largo, FL 33771.

On May 1, 2024, upon inception of the lease, the Company recorded a right-of-use asset and lease liability of $1,360,712.

Right-of-use assets at July 31, 2024 and April 30, 2024 are summarized below:

	July 31, 2024	April 30, 2024
Office lease	$1,360,712	$-
Less accumulated amortization	(41,955)	-
Right of use assets, net	$1,318,757	$-

Amortization on the right -of -use asset is included in rent expense on the unaudited condensed consolidated statements of operations.

Operating Lease liabilities are summarized below:

	July 31, 2024	April 30, 2024
Office lease	$1,318,757	$-
Less: current portion	(178,666)	-
Long term portion	$1,140,091	$-

Maturity of lease liabilities are as follows:

July 31, 2024
Year ending April 30, 2025	225,000
Year ending April 30, 2026	300,000
Year ending April 30, 2027	300,000
Year ending April 30, 2028	300,000
Year ending April 30, 2029	300,000
Thereafter	300,000
Total future minimum lease payments	$1,725,000
Less imputed interest	(406,243)
PV of Payments	$1,318,757

NOTE 5 – FIXED ASSETS

Fixed assets at July 31 and April 30, 2024 are summarized below:

Fixed Assets	July 31, 2024	April 30, 2024
Diving Vessel	$-	$36,390
Magnetometer	-	24,000
Diving Vessel (Boston Whaler)	-	10,800
Diving Vessel (Commander)	137,425	137,425
Accumulated Depreciation	(19,469)	(64,883)
Fixed Assets, Net	$117,956	$143,742

Depreciation expense was $3,436 and $4,306 for the three month periods ended July 31, 2024 and 2023, respectively.

The Company’s management elected to write off the balance of two of its vessels used in its treasure search and recovery operations. The total amount that was written off net of depreciation was $22,340.

NOTE 6 – INTELLECTUAL PROPERTY INCLUDING PRODUCT RIGHTS, CONTRATUAL RIGHTS AND RELATED INFORMATION

On March 26, 2024 The Company entered into an Agreement for Acquisition (the “Agreement”) with a disabled veteran Native American  and woman owned limited liability company, Native American Pride Constructors, LLC, (“NAPC, LLC”) that is involved with government construction contracts as its primary business, and has access to a license opportunity with intellectual property rights as held, the business leads, letter of intent for overseas sales overseas opportunity for Saudi Arabia, other foreign sales of arms related items under US approved transactions,  and matters specified in the agreement subject to final approval of the enumerated items, to be acquired by the Company and in exchange for restricted common share of the Company. The Board determined that it would enter the defense and law enforcement arena as an additional business realm and is only acquiring rights to defense relate product rights and the complimentary knowledge, expertise, experience and business contacts in order to manufacture, market, distribute and broker the product. The Company did not acquire any interest in the limited liability company, but starting its own defense related business, while purchasing the product rights.

In March of 2024 the Company issued 95,000,000 shares of its restricted common stock valued at $1,615,000 to NAPC, LLC which was shown on the accompanying consolidated balance sheet as prepaid asset as of April 30, 2024. The shares were issued for the purchase of the product rights, expertise and knowledge necessary to commercialize the product rights, and were subject to issuance under control of the Company’s prior President until sign off and final determination of certain contingent terms and conditions. The shares were valued based on the closing price of the Company’s stock on the date of the agreement. Upon completion of due diligence and a verification of certain terms and conditions, the deal closed and the shares issued to NAPC, LLC were reclassified from a prepaid asset to intellectual property. NAPC Defense, Inc. has determined that the intellectual property has an indefinite useful life and should not be amortized and the Company will periodically review the intellectual property to determine whether the life is still indefinite. The intellectual property is shown on the accompanying consolidated balance sheet as of July 31, 2024.

NOTE 7 – NOTES PAYABLE

Related Party Convertible Loans

An officer of the Company previously provided a loan to NAPC Defense, Inc., under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of July 31, 2024 and April 30, 2024.

On August 1, 2023, the Company entered into a convertible note payable with an individual who was formerly a member of the Company’s Board of Directors until March 27, 2024. The note payable, with a face value of $50,000, bears interest at 10.0% per annum and was due on August 1, 2024. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversion rate of $0.01. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. The principal balance of the convertible promissory note payable was $50,000 at July 31, 2024 and April 30, 2024.

On February 1, 2024 the Company entered into a master convertible corporate note agreement with Native American Price, LLC. Native American Pride, LLC advanced $63,791 to NAPC Defense, Inc. during the year ended April 30, 2024 to cover various operating expenses. The loan balance is convertible into the shares of NAPC Defense, Inc. at the discretion of the Native American Price, LLC at a rate of $0.03 per share. The note does not pay interest and there is no specific time frame for repayment of the principal balance. During the three month period ended July 31, 2024 the Company repaid $61,712 of principal to Native America Pride Constructors, LLC. The balances owed on the note were $2,079 and $63,791 at July 31, 2024 and April 30, 2024, respectively.

Short Term Loans

As of July 31, 2024 and April 30, 2024, the Company had short term loans totaling $22,925. This consists of two loans totaling $2,700 and $20,225. All loans are unsecured, non-interest bearing and due on demand.

New Convertible Notes Payable

On June 14, 2024, the Company entered into a Securities Purchase Agreement with respect to the sale and issuance of: (i) an initial commitment fee in the amount of 1,071,430 shares of the Company’s restricted common stock, (ii) a promissory note in the aggregate principal amount of $150,000, and (iii) Common warrants to purchase 2,678,572 shares of the Company’s common stock. The company received proceeds of $135,000 resulting in an original issue discount of $15,000. The convertible promissory note has a due date of June 14, 2025, and bears interest at the rate of 10% per year. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

On July 3, 2024, the Company entered into a Securities Purchase Agreement with respect to the sale and issuance of: (i) an initial commitment fee in the amount of 150,000 shares of the Company’s restricted common stock, (ii) a promissory note in the aggregate principal amount of $75,000, and (iii) Common warrants to purchase 2,678,572 shares of the Company’s common stock. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note has a due date of July 3, 2025, and bears interest at the rate of 10% per year. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

Convertible Notes Payable

The following table reflects the convertible notes payable as of July 31 and April 30, 2024:

	Issue Date	Maturity Date	July 31, 2024 Principal Balance	April 30, 2024 Principal Balance	Rate	Conversion Price
Convertible notes payable
	04/26/2021	04/26/2023	$112,975	$112,975	10.00%	0.100
	05/05/2021	05/05/2022	53,619	150,000	10.00%	0.100
	05/19/2021	02/19/2023	131,790	150,000	10.00%	0.100
	12/06/2021	02/06/2023	70,666	70,666	10.00%	0.100
	06/16/2024	06/16/2025	150,000	-	10.00%	0.028
	07/03/2024	07/03/2025	75,000	-	10.00%	0.028

Unamortized discounts			(123,305)	-
Balance convertible notes payable			$470,746	$483,641

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

On June 3, 2024, the Company increased the authorized shares per Nevada Statutes from 200,000,000 to 300,000,000 as filed with the State of Nevada.

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

At July 31, 2024 and April 30, 2024 the Company had 51 shares of Series A preferred shares outstanding.

Warrants

There were 8,782,715 warrants at an exercise price of $0.028 granted during the three month period ended July 31, 2024.

At April 30, 2024, there were 6,894,666 warrants with a weighted average exercise price of $0.17 and weighted average remaining life of 1.50 years. There were 8,782,715 warrants granted with an exercise price of $0.028 during the three month period ended July 31, 2024. No warrants expired or were exercised during the three month period ended July 31, 2024. At July 31, 2024 there were 15,677,381 warrants outstanding with a weighted average exercise price of $0.09 and weighted average remaining life of 3.03 years. There were no warrants granted during the year ended April 30, 2024. A total of 282,667 warrants expired during the year ended April 30, 2024. At April 30, 2023 there were 7,177,333 warrants with a weighted average exercise price of $0.17 and weighted average remaining life of 2.25 years.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of July 31, 2024, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

Media Use and License Agreement

On February 5, 2023, the Company entered into a Media Use and License Agreement with a corporation. Under the terms of the Media Use and License Agreement, NAPC Defense, Inc. granted the user entity (the “Licensee”) an exclusive license to use photographic and video rights of NAPC Defense, Inc. ’s treasure recovery activities for use to publicize non-fungible token sales as well as appearances by NAPC Defense, Inc. persons for such publication and sales. The authority to use the works includes the right to visit and photograph or video activities of NAPC Defense, Inc. treasure recovery operations, interviews of Treasure & Shipwreck Recovery, Inc persons, crew or captains, as well as posts about the treasure industry by NAPC Defense, Inc. on media channels provided by the Licensee and other media sources. NAPC Defense, Inc. also agreed to allow the Licensee rights to purchase recovered objects or treasure as give aways or sales by the corporation to be negotiated upon recoveries being available by NAPC Defense, Inc. after the 2023 treasure season. The Licensee agreed to pay to NAPC Defense, Inc. an initial net rights fee of $85,000. NAPC Defense, Inc. shall be owed a royalty from any net revenue to the Licensee for such amounts of sales over the initial rights payment in the amount of 30% for such net sales for any which shall be calculated within thirty days of annual year end. NAPC Defense, Inc. shall have the right to review all revenues and expenditures by the Licensee related to the Media Use and License Agreement.

Vessel Loan and Treasure Recovery Agreement

On March 5, 2023, the Company entered into a loan agreement with an individual. Under the terms of the loan agreement, the lender provided a vessel loan to NAPC Defense, Inc. toward the purchase price of a vessel at auction in the amount of $50,000 at a 0% per annum rate of interest. In exchange for the loan, NAPC Defense, Inc. agreed to grant to the lender an amount of treasure recovered from the vessel for the 2023, 2024, and 2025 treasure recovery seasons, at a percentage of recovery from the gross amount, being 1% for each $10,000 loaned to NAPC Defense, Inc. for such purchase up to a maximum of 5% for $50,000, or if less than an even $10,000 increment, then that fraction of such amount as a percentage. In addition, NAPC Defense, Inc. shall allow the lender up to 3% of such treasure recovered for a fourth year, if such amount is required to reach $30,000 or more for such purchase. The lender was also given a lien on the vessel. During the period ended July 31, 2024, NAPC Defense, Inc. and the individual entered into a settlement for the Treasury Agreement. To settle the Treasure Recovery Agreement, NAPC Defense, Inc. issued 1,666,667 shares of its restricted common stock.

Trademark and Usage Purchase Agreement Gaming and Media Rights Payments

NAPC Defense, Inc. entered into a Trademark and Usage Purchase Agreement on March 5, 2020, Purchase of Trademark, Graphics, Related Media and Product Materials. Under the terms of the agreement, NAPC Defense, Inc. is obligated to pay ten percent of the gaming rights and five percent of television media revenue, which shall be for rights of the gaming name rights, as used in all such app, online or other gaming as owned by NAPC Defense, Inc. and any television related media.

Commercial Office Space Lease Agreement

NAPC Defense Inc. entered into a lease agreement with a related party that commenced on May 1, 2024 and that terminates on Apil 30, 2030. The base rent during the term of the lease is $25,000 per month. The commercial office space is located at 1501 Lake Ave SE, Largo FL 33771. This space is made up of over 8,000 square feet of office and assembly space with a 10,000 square foot warehouse for material and product storage. The lease also has parking spaces for employees and additional spaces for trailers, etc. for the company. See Note 9 – Related Party Transactions

NOTE 9 – RELATED PARTY TRANSACTIONS

Period ended July 31, 2024:

The Company entered into a lease agreement for commercial office space with a related party commencing on May 1, 2024 through Apil 30, 2030 with base month rent of $25,000

Period ended July 31, 2023:

In June 2023, the Company issued to a related party director, the amount of 2,525,618 shares for debt conversion and satisfaction of a note for $50,000, including $25,769 in accrued interest, at the rate of $0.03 per share.

The above transactions and amounts are not necessarily what third parties would agree to.

Related Party Loans

See Note 7 - Notes payable for information regarding related party loans.

NOTE 10 – SEGMENT INFORMATION

NAPC Defenses, Inc’s defense and munitions related business began operations during the three month period ended July 31, 2024. Due to the Defense related starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that the defense operations and the Company’s treasure and shipwreck operations operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the quarter ended July 31, 2024 incurred by the two separate segments below.

Segment information relating to the Company’s two operating segments for the year ended July 31, 2024 is as follows:

	July 31, 2024	July 31, 2024	July 31, 2024
	Shipwreck	Defense	Consolidated
Revenues	$-	$67,467	$67,467

Total operating expenses	9,529	314,970	324,499

Net loss from operations	(9,529)	(247,503)	(257,032)

Other expenses	145,993	32,838	178,831

Net income/loss	($155,522)	($280,341)	($435,863)

Segment information relating to the Company’s two operating segments for the year ended July 31, 2023 is as follows:

	July 31, 2023	July 31, 2023	July 31, 2023
	Shipwreck	Defense	Consolidated
Revenues	$-	$-	$-

Total operating expenses	243,888	-	243,888

Net loss from operations	(243,888)	-	(243,888)

Other expenses	14,591	-	14,591

Net income/loss	($258,479)	$-	($258,479)

NOTE 11 – SERVICES REVENUE

The Company’s revenue in the three month period ended July 31, 2024 was from ammunition and military equipment consulting services to a private company in Saudi Arabia. Management is providing the consulting services and is not receiving a salary or directly receiving any portion of this revenue. For the three month periods ended July 31, 2024 and 2023 the Company’s revenues were $67,467 and $0, respectively.

NOTE 12 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company has no tax position at July 31, 2024 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at July 31, 2024 and April 30, 2024. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at July 31, 2024 and 2023 was $1,138,921 and $952,153, respectively. The net change in valuation allowance during the quarters ended July 31, 2024 and 2023 were $16,422 and $54,281, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of July 31, 2024 and 2023. All tax years since inception remains open for examination only by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2024 and 2023:

	For the Three Months Ended July 31, 2024	For the Three Months Ended July 31, 2023
Income tax at federal statutory rate	21%	21%
Valuation allowance	(21.00%)	(21.00%)
Income tax expense	-	-

The Company has a net operating loss carryforward for tax purposes totaling $5,423,432 at July 31, 2024, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of July 31, 2024	As of July 31, 2023
Non-current deferred tax assets:
Net operating loss carryforward	$5,423,432	$4,534,062
Tax rate	21%	21%
Deferred tax asset	1,138,921	952,153
Valuation allowance	(1,138,921)	(952,153)
Net deferred tax assets	$-	$-

The Company is currently in the process of gathering the information necessary for filing tax returns for past years, due to the Company’s lack of revenue since inception management does not believe that there is any income tax liability for past years.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to July 31, 2024:

The Company issued shares of its common stock as follows:

i)	750,000 shares of restricted common stock that was due under a subscription agreement that was entered into during the prior three month period ended July 31, 2024.

 The Company entered into the following convertible note agreements:

(i)	A convertible note with a face value of $10,000, an annual rate of interest of 10% that is convertible into shares at $0.02 and that is due on August 9, 2025; and

(ii)	A convertible note with a face value of $30,000, an annual rate of interest of 10% that is convertible into shares at $0.02 and that is due on August 12, 2025.

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

Description of Business

Overview

NAPC Defense, Inc. (Formerly Treasure & Shipwreck Recovery, Inc (the “Company”), was incorporated in the State of Nevada on October 24, 2016 as Beliss Corp. The Company changed its name to Treasure & Shipwreck Recovery Inc. on June 26, 2019. The Company is in the colonial era treasure shipwreck recovery business operating salvage crews on the east coast of Florida. On April 1, 2024, the Company changed its name to NAPC Defense, Inc. with the State of Nevada, for an additional direction in the military arms and law enforcement field.

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

In addition, other defense lines of technology development including small arms, suppressor technology development business, and other items of opportunity held by Native American Pride Contstructors LLC, the board determined that an acquisition agreement of such rights was in the best interest of the Company to pursue as an additional business direction while maintaining its treasure related business. Such agreement was reached on March 26, 2024, however, was subject to further diligence and verification of the list of acquired rights and business plans with a close out date of May 1, 2024 and sign off by NAPC Defense, Inc./BLIS by the CEO for release of the consideration to be made for the purchase of such rights. The board concluded that the addition of this business direction was in the best interest of the Company, regardless of the specific acquisition transaction closing. Pursuant to the March 26, 2024 agreement such acquisition of rights was made for 95,000,000 shares of common stock to be distributed upon approval by NAPC Defense, Inc../BLIS to enumerated parties at such time being May 1, 2024 or after. Such shares were not to be distributed to Native American upon release, so there was no change in control to Native American. There was an acquisition of such rights, intellectual property, sales leads, letters of intent, contract rights and leads, and other matters set forth in such agreement to gain the rights from Native American Pride and change the Company’s name to its new defense line of work to NAPC Defense, Inc. but still maintain the treasure business on a more limited basis.

Such shares were subject to release by the Company upon approval of the business lines, by the then current but now former CEO and Director. Such shares did not cause a change in ownership control by any majority shareholder and have been under the rights as set forth in the acquisition agreement. The matters of diligence to be completed for the acquisition completion were as follows:

Items acquired for NAPC Defense, Inc. on acquisition made, including

●	CornerShot rights for sale, domestically and through Saudi Arabia as existing with Silver Shadow of Israel, including the LOI for the CornerShot sale for Saudi Arabia from the Ministry of Defense, which is expected, for an expected order and contract for some 37,000 units of the CornerShot firearms and tactical units to Saudi Arabia as held by Native American Pride for the Silver Shadow of Israel, amount owed for Saudi Arabian payment potential under a contract if transacted. Such rights include the ability to contract and utilize the ATF licenses held for production and sale of firearms and accessories related to such technology under contract with NAPC Defense, Inc./BLIS, and existing approvals from the Department of State for foreign arms transactions, an existing or expected approval for firearms under approval from the Saudi Government. As well this includes the existing relationship with the Saudi Ministry of Defense for interest in the CornerShot purchase, including the relationship and visits expected for closing of such contract. Rights to the proceeds from the joint venture in Saudi Arabia for such introductions and potential future sales, visit to occur in Saudi Arabia, and domestic US sales potentials, including domestic law enforcement shows, conventions and US Military demonstration.

●	In addition, the ability and agreements to produce the CornerShot domestically in the United States which includes a current plastics manufacturer relationship and metals production relationship, both to be contracted, for such units of the CornerShot to be produced for all contracts or purchase orders which could be achieved. The Company attended various industry and networking conventions and conferences in Florida in June 2024, in New Jersey in June 2024 and the visit to Saudi Arabia in the summer of 2024.

●	Rights as existing to the CornerShot from Silver Shadow of Israel. To include the foreign sales to Saudi Arabia created by persons related to Native American, as well as domestic sales to law enforcement or government agencies in the United States. To include all media, CornerShot units, additional show and demonstration units, videos, and other rights.

●	Overseas brokering opportunities of ammunition sales to US Allies, with State Dept. the DDTC (Directorate of Defense Trade Controls, a government agency within the United States Department of State) as a registered broker the ability to request pre-brokering approval. This includes the sources and leads existing to large scale munitions inventories from third parties, including those on a revolving list that is held by parties which are available overseas for sale, to approved countries and end users. This includes all contacts and relations to overseas producers, holders, and potential purchasers of large-scale munitions sales for such areas as Allied and US military or foreign add to Ukraine. These leads and brokering needed confirmation as to available inventories from owners overseas by the Company through relations created with the new operations. The amounts and the available rolling catalogues of available munitions and sources were subject to review and approval for final distribution. The verification was to be made as of or after May 1, 2024, through the former CEO with his experience and knowledge.

●	Verification for ability to design, manufacture and sell new items and lines of firearms and accessories to include but not be limited to rifles, small arms, ammunition, and accessories. the Company had additional information and contacts and will use the abilities of production and sales under the Native American Pride permits to conduct such study of new technologies, firearms, production, prototyping knowledge, and sales rights as necessary.

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

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from September 23, 2024.

Summary of the Three Months Ended July 31, 2024 Results of Operations Compared to the Three Months Ended July 31, 2023 Results of Operations

Revenue

The Company generated revenue of $67,467 during the three month periods ended July 31, 2024 and no revenue during the three month period ended July 31, 2023. The Company’s revenue for the three month period ended July 31, 2024 was from a contract with a private Saudi Arabian company. At July 31, 2024, the Company did not receive any up front or progress related cash payments under the agreement and an account receivable of $67,467 was recorded.

Operating Expenses

Operating expenses were $324,499 during the three month period ended July 31, 2024 versus $243,888 during the three month period ended July 31, 2023, a year-over-year increase of approximately 33%. The Company incurred boat expenses of $5,675 during the three month period ended July 31, 2024 as compared to boat expenses of $63,315 during the same period in 2023, an decrease of approximately 91%. Professional fees were $3,150 in 2024 versus $0 in 2023. Consulting and accounting fees were $69,617 in 2024 and $56,708 in 2023, a decrease of 23%. In 2024 general and administrative expenses were $137,450 and in 2023 they were $25,967, an increase of approximately 429%. Legal fees were $20,650 in 2024 and $10,000 in 2023, a year-over-year increase of approximately 107%. There were $418 in labor expenses during the three month period ended July 31, 2024 and $73,992 in 2023 a 99% decrease. Depreciation expenses were $3,436 in 2024 and $4,306 in 2023.

Other Income (Loss)

Total other expenses increased to $178,831 for the three month period ended July 31, 2024 from $14,591 for the same period in 2023. Interest expense was $17,848 during the three month period ended July 31, 2024 and $14,591 during the three month period ended July 31, 2023, an increase of approximately 222%. Amortization of debt discount was $14,990 during the three month period ended July 31, 2024 versus $0 in 2023. Loss on impairment of assets was $22,340 during the three month period ended July 31, 2024 versus $0 in 2023. Loss on extinguishment of debt was $123,653 during the three month period ended July 31, 2024 versus $0 in 2023.

Net Loss

For the three month period ended July 31, 2024 the Company incurred net losses of $435,863 versus net losses of $258,479 for the three month period ended July 31, 2023, a year-over-year increase of approximately 69%.

Liquidity and capital resources

As at July 31, 2024, our total assets were $3,164,231 and our total liabilities were $2,219,876.

As at July 31, 2024, our current assets were $111,518 and current liabilities were $1,079,785.

As of July 31, 2024 our total stockholders’ equity was $944,355.

As of July 31, 2024 we had a working capital deficit of $968,267.

Cash flows from operating activities

For the three months ended July 31, 2024 net cash flows used in operating activities was $163,549.

For the three months ended July 31, 2023 net cash flows used in operating activities was $206,722.

Cash flows from investing activities

For the three months ended July 31, 2024 net cash flow used in investing activities was $0.

For the three months ended July 31, 2023 net cash flow used in investing activities was $0.

Cash flows from financing activities

For the three months ended July 31, 2024 we have generated $170,288 in cash flows from financing activities.

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

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At July 31, 2024, the Company had a working capital deficit of $968,267. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from September 23, 2024.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of July 31, 2024. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of July 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of July 31, 2024, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the three month period ended July 31, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended July 31, 2024 the Company entered into subscription agreements to sell 3,042,857 shares of its restricted common stock in exchange for proceeds of $81,000. 750,000 shares of the share owed to an investor under one of the subscription agreements were not issued until subsequent to July 31, 2024 due to administrative time lag. The proceeds received were used for general corporate purposes, working capital and repayment of some debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Principal Executive Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

99.1	Temporary Hardship Exemption

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 2024	By:	/s/ Edward K.West
Edward K. West Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer )

Date: September 23, 2024	By:	/s/ Stephen L. Gurba
Stephen L. Gurba President Director

Date: September 23, 2024	By:	/s/ John Spence
John Spence Chief Financial Officer Director

Date: September 23, 2024	By:	/s/ Craig A Huffman
Craig A. Huffman Chief Legal Officer, Secretary

Date: September 23, 2024	By:	/s/ Evelyn R. Gurba
Director

Date: September 23, 2024	By:	/s/ Derrick West
Director