Form 10-Q/A
period 2024-07-31
NAPC Defense, Inc.
filed 2024-10-02
CIK 1703625

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to NAPC Defense, Inc.'s Quarterly Report on Form 10-Q for the period ended July 31, 2024, filed with the Securities and Exchange Commission on September 23, 2024 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and an immaterial typo was updated.

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

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended July 31, 2024 and 2023
UNAUDITED

	Preferred		Common		Common Stock to	Additional Paid-in	Unearned	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	be Issued	Capital	compensation	Deficit	Deficit
Balance, April 30, 2023	51	$-	43,815,090	$43,816	$118,500	$3,314,146	$-	$(4,275,583)	$(799,121)

Shares issued for services	-	-	5,500,000	5,500	-	179,300	(155,637)	-	29,163

Conversion of debt and accrued expenses to equity	-	-	5,488,687	5,488	-	159,173	-	-	164,661
Net loss	-	-	-	-	-	-	-	(258,479)	(258,479)
Balance, July 31, 2023	51	$-	54,803,777	$54,804	$118,500	$3,652,619	$(155,637)	$(4,534,062)	$(863,776)

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	to be Issued	Capital	Deficit	Equity (Deficit)
Balance - April 30, 2024	51	$-	168,400,311	$168,416	$118,500	$5,469,924	$(4,987,569)	$714,672

Sale of common stock	-	-	2,892,857	2,893	-	67,607	-	70,500

Conversion of notes payable and accrued interest	-	-	8,428,574	8,429	-	227,571	-	236,000

Common stock issued as commitment fees	-	-	1,346,430	1,346	-	17,970	-	19,316

Common stock issued as satisfaction for contingent liability	-	-	5,866,667	5,867	-	167,786	-	173,653

Warrants issued with sale of common stock	-	-	-	-	-	10,500	-	10,500

Warrants issued with convertible notes payable	-	-	-	-	-	100,978	-	100,978

Net loss	-	-	-	-	-	-	(435,863)	(435,863)

Balance - July 31, 2024	51	$-	186,934,839	$186,951	$118,500	$6,062,336	$(5,423,432)	$944,355

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

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Commercial Office Space Lease Agreement

NAPC Defense Inc. entered into a lease agreement with a related party that commenced on May 1, 2024 and that terminates on Apil 30, 2030. The base rent during the term of the lease is $25,000 per month. The commercial office space is located at 1501 Lake Ave SE, Largo FL 33771. This space is made up of over 8,000 square feet of office and assembly space with a 10,000 square foot warehouse for material and product storage. The lease also has parking spaces for employees and additional spaces for trailers, etc. for the company. See Note 9 – Related Party Transactions

NOTE 10 – RELATED PARTY TRANSACTIONS

Period ended July 31, 2024:

The Company entered into a lease agreement for commercial office space with a related party commencing on May 1, 2024 through April 30, 2030 with base month rent of $25,000

Period ended July 31, 2023:

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

NOTE 11 – SEGMENT INFORMATION

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

Segment information relating to the Company’s two operating segments for the year ended July 31, 2024 is as follows:

	July 31, 2024	July 31, 2024	July 31, 2024
	Shipwreck	Defense	Consolidated
Revenues	$-	$67,467	$67,467

Total operating expenses	9,529	314,970	324,499

Net loss from operations	(9,529)	(247,503)	(257,032)

Other expenses	145,993	32,838	178,831

Net income/loss	$(155,522)	$(280,341)	$(435,863)

Segment information relating to the Company’s two operating segments for the year ended July 31, 2023 is as follows:

	July 31, 2023	July 31, 2023	July 31, 2023
	Shipwreck	Defense	Consolidated
Revenues	$-	$-	$-

Total operating expenses	243,888	-	243,888

Net loss from operations	(243,888)	-	(243,888)

Other expenses	14,591	-	14,591

Net income/loss	$(258,479)	$-	$(258,479)

NOTE 12 – SERVICES REVENUE

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

Date: October 1, 2024	By:	/s/ Edward K.West
Edward K. West Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer )

Date: October 1, 2024	By:	/s/ Stephen L. Gurba
Stephen L. Gurba President Director

Date: October 1, 2024	By:	/s/ John Spence
John Spence Chief Financial Officer Director

Date: October 1, 2024	By:	/s/ Craig A Huffman
Craig A. Huffman Chief Legal Officer, Secretary

Date: October 1, 2024	By:	/s/ Evelyn R. Gurba
Director

Date: October 1, 2024	By:	/s/ Derrick West
Director