Form 10-Q
period 2024-10-31
NAPC Defense, Inc.
filed 2025-02-26
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 226,130,186 common shares issued and outstanding as of February 26, 2025.

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

NAPC Defense, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2024	April 30, 2024
	Unaudited
ASSETS

Current assets:
Cash	$12,919	$-
Prepaid consulting fees	-	54,599
Total current assets	12,919	54,599

Fixed assets, net of depreciation	-	143,732
Prepaid product rights	-	1,615,000
Intangible assets	1,615,000	-
Security deposit	1,000	1,000
Total Assets	$1,628,919	$1,814,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$76,185	$17,536
Accrued interest expense	270,505	287,577
Related party advances	16,310	-
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	495,461	483,641
Short term loans	25,004	86,716
Related party convertible loans	110,890	110,890
Contingent liabilities	–	50,000
Total current liabilities	1,003,055	1,045,060

Total Liabilities	1,003,055	1,045,060

Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, 188,860,982 and 168,416,311 shares issued and outstanding at October 31, 2024 and April 30, 2024, respectively	188,861	168,416
Common stock to be issued	143,500	118,500
Additional paid in capital	6,170,856	5,469,924

Accumulated deficit	(5,877,353)	(4,987,569)
Total Stockholders’ Equity	625,864	769,271

Total Liabilities and Stockholders’ Equity	$1,628,919	$1,814,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023

Service Revenues	$-	$-	$67,467	$-
Gross profit	-	-	67,467	-

Operating expenses
General and administrative	41,080	4,752	178,530	30,719
Rent	75,000	-	155,000	9,600
Consulting and accounting	61,629	98,754	131,246	155,462
Legal fees	15,000	4,215	35,650	14,215
Boat expenses	-	29,884	5,675	93,200
Research and development	-	-	4,103	-
Professional fees	12,021	2,062	15,171	2,062
Depreciation	-	4,306	3,436	8,611
Labor	-	-	418	73,992
Total operating expenses	204,730	143,973	529,229	387,861

Net loss from operations	(204,730)	(143,973)	(461,762)	(387,861)

Other income (expense)
Amortization of debt discount	(40,244)	-	(55,234)	-
Loss on impairment of assets	(117,956)	-	(140,296)	-
Bad debt expense	(67,467)	-	(67,467)	-
Loss on extinguishment of debt	-	-	(123,653)	-
Interest expense	(23,524)	(17,516)	(41,372)	(32,107)
Total other income (expense)	(249,191)	(17,516)	(428,022)	(32,107)

Loss before income taxes	(453,921)	(161,489)	(889,784)	(419,968)

Provision for income tax	-	-	-	-

Net income (loss)	$(453,921)	$(161,489)	$(889,784)	$(419,968)

Loss per share - basic and diluted	$0.00	$0.00	$0.00	$(0.01)

Weighted average shares outstanding - basic and diluted	188,526,001	54,803,777	181,564,541	52,373,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three and Six Months Ended October 31, 2024 and 2023
UNAUDITED

	Preferred		Common
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Unearned compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2023	51	$-	43,815,090	$43,816	$118,500	$3,314,146	$-	$(4,275,583)	$(799,121)

Shares issued for services	-	-	5,500,000	5,500	-	179,300	(155,637)	-	29,163

Conversion of debt and interest to equity	-	-	5,488,687	5,488	-	159,173	-	-	164,661

Net loss	-	-	-	-	-	-	-	(258,479)	(258,479)

Balance, July 31, 2023	51	-	54,803,777	54,804	118,500	3,652,619	(155,637)	-4,534,062)	(863,776)

Exploration investment	-	-	-	-	-	50,000	-	-	50,000

Shares earned for services	-	-	-	-	-	-	29,962	-	29,962

Net loss	-	-	-	-	-	-	-	(161,489)	(161,489)

Balance, October 31, 2023	51	$-	54,803,777	$54,804	$118,500	$3,702,619	$(125,675)	$(4,695,551)	$(945,303)

	Preferred		Common
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Unearned compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2024	51	$-	168,400,311	$168,416	$118,500	$5,469,924	$-	$(4,987,569)	$769,271)

Sale of common stock	-	-	2,892,857	2,893	-	67,607	-	-	70,500

Conversion of notes payable and accrued interest	-	-	8,428,574	8,429	-	227,571	-	-	236,000

Common stock issued as commitment fees	-	-	1,346,430	1,346	-	17,970	-	-	19,316

Common stock issued as satisfaction for contingent liability	-	-	5,866,667	5,867	-	167,786	-	-	173,653

Warrants issued with sale of common stock	-	-	-	-	-	10,500	-	-	10,500

Warrants issued with convertible notes payable	-	-	-	-	-	100,978	-	-	100,978

Net loss	-	-	-	-	-	-	-	(435,863)	(435,863)

Balance, July 31, 2024	51	$-	186,934,839	$186,951	$118,500	$6,062,336	$-	$(5,423,432)	$944,355

Conversion of debt and interest to equity	-	-	1,926,143	1,910	-	52,006	-	-	53,916

Warrants issued with convertible notes payable	-	-	-	-	-	56,514	-	-	56,514

Common stock to be issued	-	-	-	-	25,000	-	-	-	25,000

Net loss	-	-	-	-	-	-	-	(453,921)	(453,921)
Balance, October 31, 2024	51	$-	188,860,982	$188,861	$143,500	$6,170,856	$-	$(5,877,353)	$625,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months Ended
	October 31, 2024	October 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(889,784)	$(419,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,436	8,611
Stock compensation	-	59,125
Amortization of debt discount	55,234	-
Amortization of prepaid consulting fees	54,599	-
Financing fees	108,310	-
Loss on impairment of assets	140,296	-
Loss on extinguishment of debt	123,653	-
Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	58,649	13,262
Increase (decrease) in accrued expenses	(17,072)	32,248
Increase (decrease) in related party advances	16,310	-
Net cash from operating activities	(346,369)	(306,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds proceeds from sale of common stock	91,000	-
Proceeds from exploration investment		50,000
Proceeds from convertible notes payable	330,000	-
Proceeds from short-term loans		-
Proceeds from (repayment of) short-term loans	(61,712)	50,000

Net cash from financing activities	359,288	100,000

Net increase (decrease) in cash	12,919	(206,722)

Cash - beginning of the period	-	206,722

Cash - end of the period	$12,919	$-

Supplemental disclosures of cash flows:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued as satisfaction for contingent liability	$173,653	$-
Warrants issued with convertible notes	$148,073	$-
Warrants issued with the sale of common stock	$24,988	$-
Conversion of notes payable & accrued interest	$290,779	$164,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAPC Defense, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

October 31, 2024

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Overview

NAPC Defense, Inc. (Formerly Treasure & Shipwreck Recovery, Inc. (“NAPC Defense, Inc.” or the “Company”), was incorporated in the State of Nevada on October 24, 2016 as Beliss Corp. The Company was reincorporated as NAPC Defense on April 1, 2024.

Corporate History

NAPC Defense, Inc. (Formerly Treasure & Shipwreck Recovery, Inc.), was incorporated in the State of Nevada on October 24, 2016 as Beliss Corp. On April 1, 2024, the Company changed its name to NAPC Defense, Inc. with the State of Nevada, for an additional direction in the military arms and law enforcement field. The Company will produce and supply CornerShot units under license from Silver Shadow of Israel, to both overseas military and governments as allowed by the US Government, and sales to US based law enforcement agencies. The Company is looking to complete contracts for the CornerShot as well as its own line of small arms being developed for sales. The Company has made the transition to being a new line of arms in pistols, etc. under its own proprietary technology. Additionally, the Company has entered into partnership for distribution of balistics protection through Extremis and less than lethal products with Lamperd Less Than Lethal from Canada.

As well the Company intends and has direct lines of sourcing personal ballistics protection for personnel, such as helmets, bullet resistant vests and shields for overseas sale and domestic sale to US entities. In addition, the Company will use contacts and sources for the sale of small caliber arms in form of rifles and pistols including newly developing technologies and products for overseas and domestic sales. Other areas of brokering existing contacts from overseas of larger scale ammunition and artillery from overseas sources is being followed from known sources of supply for brokered sales to US approved allies and other countries. The brokering of armored vehicles for domestic purchase and overseas sales is also being pursued. The Company has developed and will continue to develop its own line of silencers and small arms in pistols, while it has entered into additional fields of ballistics and other less than lethal products, as well as pursuit of numerous other categories of law enforcement and defense related technologies, but still maintain the treasure recovery business on a more limited basis as opportunities arise.

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from February 26, 2025. Management’s plans include raising capital through the equity markets to fund operations and the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At October 31, 2024, the Company had a net working capital deficit of $990,136. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

See Note 6 – Notes Payable and Convertible Notes Payable, for further information regarding the Company’s convertible notes payable and notes that are currently in default.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of the Presentation

The accompanying condensed consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and six months ended October 31, 2024 and 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. They should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended April 30, 2024. The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is April 30.

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

There were no cash equivalents at October 31, 2024 and April 30, 2024. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of October 31, 2024, the Company had $0 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $4,103 for the six month period ended October 31, 2024 and $0 for the six month period ended October 31, 2023 and the Company incurred research and development expenses of $0 for the three month period ended October 31, 2024 and $0 for the three month period ended October 31, 2023. which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

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

The potentially dilutive common stock equivalents for the six month periods ended October 31, 2024 and 2023 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of October 31, 2024 and 2023, there were approximately 38,903,595 and 16,322,590 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the six month period ended October 31, 2024 the Company’s Management determined that three of its vessels were impaired and the Company wrote down the value of the vessels to $0, a total of $22,340 net of depreciation.

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

Customer Deposits

Customer deposits are an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of October 31, 2024 and 2023.

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

Segment Information

During the six month period ended October 31, 2024, NAPC Defense, Inc. began operations for its defense related business including generating revenue and incurring expenses. The defense related business has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of the defense business and the shipwreck business were separate reportable segments as of the six month period ended October 31, 2024. (see Note 10 – Segment Information).

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

NOTE 4 – FIXED ASSETS

Fixed assets at October 31 and April 30, 2024 are summarized below:

Fixed Assets	October 31, 2024	April 30, 2024
Diving Vessel	$-	$36,390
Magnetometer	-	24,000
Diving Vessel (Boston Whaler)	-	10,800
Diving Vessel (Commander)	137,425	137,425
Accumulated Depreciation	(137,425)	(64,883)
Fixed Assets, Net	$-	$143,742

Depreciation expense was $3,436 and $8,611 for the six month periods ended October 31, 2024 and 2023, respectively.

During the six month period ended October 31, 2024, the Company’s management elected to write off the balance of three of its vessels used in its treasure search and recovery operations. The total amount that was written off net of depreciation was $140,296.

NOTE 5 – INTELLECTUAL PROPERTY INCLUDING PRODUCT RIGHTS, CONTRATUAL RIGHTS AND RELATED INFORMATION

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

In March of 2024 the Company issued 95,000,000 shares of its restricted common stock valued at $1,615,000 to NAPC, LLC which was shown on the accompanying consolidated balance sheet as prepaid asset as of April 30, 2024. The shares were issued for the purchase of the product rights, expertise and knowledge necessary to commercialize the product rights, and were subject to issuance under control of the Company’s prior President until sign off and final determination of certain contingent terms and conditions. The shares were valued based on the closing price of the Company’s stock on the date of the agreement. Upon completion of due diligence and a verification of certain terms and conditions, the deal closed and the shares issued to NAPC, LLC were reclassified from a prepaid asset to intellectual property. NAPC Defense, Inc. has determined that the intellectual property has an indefinite useful life and should not be amortized and the Company will periodically review the intellectual property to determine whether the life is still indefinite. The intellectual property is shown on the accompanying consolidated balance sheet as of October 31, 2024.

NOTE 6 – NOTES PAYABLE

Related Party Convertible Loans

An officer of the Company previously provided a loan to NAPC Defense, Inc., under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of October 31, 2024 and April 30, 2024.

On August 1, 2023, the Company entered into a convertible note payable with an individual who was formerly a member of the Company’s Board of Directors until March 27, 2024. The note payable, with a face value of $50,000, bears interest at 10.0% per annum and was due on August 1, 2024. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversion rate of $0.01. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. The principal balance of the convertible promissory note payable was $50,000 at October 31, 2024 and April 30, 2024.

On February 1, 2024 the Company entered into a master convertible corporate note agreement with Native American Pride, LLC. Native American Pride, LLC advanced $63,791 to NAPC Defense, Inc. during the year ended April 30, 2024 to cover various operating expenses. The loan balance is convertible into the shares of NAPC Defense, Inc. at the discretion of the Native American Pride, LLC at a rate of $0.03 per share. The note does not pay interest and there is no specific time frame for repayment of the principal balance. During the six month period ended October 31, 2024 the Company repaid $61,712 of principal to Native America Pride Constructors, LLC. The balances owed on the note were $2,079 and $63,791 at October 31, 2024 and April 30, 2024, respectively.

Short Term Loans

As of October 31, 2024 and April 30, 2024, the Company had short term loans totaling $22,925. This consists of two loans totaling $2,700 and $20,225. All loans are unsecured, non-interest bearing and due on demand.

New Convertible Notes Payable

On June 14, 2024, the Company entered into a convertible promissory note agreement with respect to the sale and issuance of: (i) an initial commitment fee in the amount of 1,071,430 shares of the Company’s restricted common stock, (ii) a promissory note in the aggregate principal amount of $150,000, and (iii) Common stock warrants to purchase 5,357,143 shares of the Company’s common stock at $0.028. The company received proceeds of $135,000 resulting in an original issue discount of $15,000. The convertible promissory note has a due date of June 14, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.028. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

On July 3, 2024, the Company entered into a convertible promissory note agreement with respect to the sale and issuance of: (i) an initial commitment fee in the amount of 150,000 shares of the Company’s restricted common stock, (ii) a promissory note in the aggregate principal amount of $75,000, and (iii) Common stock warrants to purchase 2,678,572 shares of the Company’s common stock at $0.28. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note has a due date of July 3, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.028. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

On August 12, 2024 the Company entered into a convertible promissory note with a face value of $30,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on August 12, 2025. The Company also issued stock warrants to the note holder to purchase 1,500,000 shares of the Company’s common stock at $0.02.

On October 17, 2024, the Company entered into a convertible promissory note with respect to the sale and issuance of: (i) an initial commitment fee in the amount of 1,071,430 shares of the Company’s restricted common stock, (ii) a promissory note in the aggregate principal amount of $75,000, and (iii) Common stock warrants to purchase 3,750,000 shares of the Company’s common stock at $0.02. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note has a due date of October 17, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.02. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

Convertible Notes Payable

The following table reflects the convertible notes payable as of October 31 and April 30, 2024:

	Issue Date	Maturity Date	October 31, 2024 Principal Balance	April 30, 2024 Principal Balance	Rate	Conversion Price
Convertible notes payable
	04/26/2021	04/26/2023	$112,975	$112,975	10.00%	0.100
	05/05/2021	05/05/2022	53,619	150,000	10.00%	0.100
	05/19/2021	02/19/2023	131,790	150,000	10.00%	0.100
	12/06/2021	02/06/2023	70,666	70,666	10.00%	0.100
	06/16/2024	06/16/2025	150,000	-	10.00%	0.028
	07/03/2024	07/03/2025	75,000	-	10.00%	0.028
	08/12/2024	08/12/2025	30,000	-	10.00%	0.020
	10/17/2004	10/17/2025	75,000	-	10.00%	0.020

Unamortized discounts			(203,589)	-
Balance convertible notes payable			$495,461	$483,641

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

At October 31, 2024 and April 30, 2024 the Company had 51 shares of Series A preferred shares outstanding.

Warrants

There were 5,750,000 warrants at an exercise price of $0.02 granted during the three month period ended October 31, 2024.

At April 30, 2024, there were 6,894,666 warrants with a weighted average exercise price of $0.17 and weighted average remaining life of 1.50 years. There were 8,782,715 warrants granted with an exercise price of $0.028 during the three month period ended July 31, 2024. There were 5,250,000 warrants issued with an exercise price of $0.02 during the three month period ended October 31, 2024. These warrants were valued at $56,514 using the Black Scholes valuation model with the following assumptions - risk free interest rate, 6% and 10%, the market price of stock, $0.0259 and $0.0175, the exercise price of warrants, $0.02, the term, six months and one year, and the volatility of stock, 500%. No warrants expired or were exercised during the six month period ended October 31, 2024. At October 31, 2024 there were 21,427,381 warrants outstanding with a weighted average exercise price of $0.07 and weighted average remaining life of 2.75 years. There were no warrants granted during the year ended April 30, 2024. A total of 282,667 warrants expired during the year ended April 30, 2024.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of October 31, 2024, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that NAPC Defense, Inc. NAPC Defense, Inc. did not follow through on a contract for their services related to its regulation A offering in 2022. The Company has defended and is defending such on the basis that Del Mar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of October 31, 2024, the suit was pending dismissal for lack of prosecution.

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

Commercial Office Space Lease Agreement

NAPC Defense Inc. entered into a month to month lease agreement with a related party. The base rent during the term of the lease is $25,000 per month. The commercial office space is located at 1501 Lake Ave SE, Largo FL 33771. This space is made up of over 8,000 square feet of office and assembly space with a 10,000 square foot warehouse for material and product storage. The lease also has parking spaces for employees and additional spaces for trailers, etc. for the company. See Note 9 – Related Party Transactions. Due to the short term nature of the lease the Company has determined that the lease is not subject to accounting under ASC 842.

NOTE 9 – RELATED PARTY TRANSACTIONS

Period ended October 31, 2024:

The Company entered into a month to month lease agreement for 13,000 square feet of commercial office space and 40,000 square feet of warehousing and parking with a related party, with base month rent of $25,000

Period ended October 31, 2023:

In June 2023, the Company issued to a related party former director, the amount of 2,525,618 shares for debt conversion and satisfaction of a note for $50,000, including $25,769 in accrued interest, at the rate of $0.03 per share.

The above transactions and amounts are not necessarily what third parties would agree to.

Related Party Loans

See Note 6 - Notes Payable for information regarding related party loans.

NOTE 10 – SEGMENT INFORMATION

NAPC Defenses, Inc’s defense and munitions related business began operations during the six month period ended October 31, 2024. Due to the Defense related starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that the defense operations and the Company’s treasure and shipwreck operations operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the six month period ended October 31, 2024 incurred by the two separate segments below.

Segment information relating to the Company’s two operating segments for the six month period ended October 31, 2024 is as follows:

	October 31, 2024	October 31, 2024	October 31, 2024
	Shipwreck	Defense	Consolidated
Revenues	$-	$67,467	$67,467

Total operating expenses	10,196	519,033	529,229

Net loss from operations	(10,196)	(451,566)	(461,762)

Other expenses	263,949	164,073	428,022

Net income/loss	($(274,145)	($(615,639)	($(889,784)

Segment information relating to the Company’s two operating segments for the six month period ended October 31, 2023 is as follows:

	October 31, 2023	October 31, 2023	October 31, 2023
	Shipwreck	Defense	Consolidated
Revenues	$-	$-	$-

Total operating expenses	387,861	-	387,861

Net loss from operations	(387,861)	-	(387,861)

Other expenses	32,107	-	32,107

Net income/loss	$(419,968)	$-	$(419,968)

Segment information relating to the Company’s two operating segments for the three month period ended October 31, 2024 is as follows:

	October 31, 2024	October 31, 2024	October 31, 2024
	Shipwreck	Defense	Consolidated
Revenues	$-	$-	$-

Total operating expenses	667	204,063	204,730

Net loss from operations	(667)	(204,063)	(204,730)

Other expenses	117,956	131,235	249,191

Net income/loss	$(118,623)	$(335,298)	$(453,921)

Segment information relating to the Company’s two operating segments for the three month period ended October 31, 2023 is as follows:

	October 31, 2023	October 31, 2023	October 31, 2023
	Shipwreck	Defense	Consolidated
Revenues	$-	$-	$-

Total operating expenses	143,973	-	143,973

Net loss from operations	(143,973)	-	(143,973)

Other expenses	17,516	-	17,516

Net income/loss	$(161,489)	$-	$(161,489)

NOTE 11 – SERVICES REVENUE

The Company’s revenue in the six month period ended October 31, 2024 was from ammunition and military equipment consulting services to a private company in Saudi Arabia. Management is providing the consulting services and is not receiving a salary or directly receiving any portion of this revenue. For the six month periods ended October 31, 2024 and 2023 the Company’s revenues were $67,467 and $0, respectively. After further discussions with the private Saudi Arabian company, Management determined that accounts receivable resulting from the revenue recognized during the six period ended July 31, 2024 was not collectible. The Company wrote off the $67,467 which is shown as bad debt expense in the accompanying statements of operations for the three and six month periods ended October 31, 2024. Furthermore, the Company decided not to recognize any further services revenues from the agreement to offset for services in Saudi Arabia.

NOTE 12 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company has no tax position at October 31, 2024 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at October 31, 2024 and April 30, 2024. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at October 31, 2024 and 2023 was $1,234,244 and $986,066, respectively, and the net change in valuation allowance during the six month period ended October 31, 2024 and 2023 was $248,178 and $212,490. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2024 and 2023. All tax years since inception remains open for examination only by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2024 and 2023:

	For the Three Months Ended October 31, 2024	For the Three Months Ended October 31, 2023
Income tax at federal statutory rate	21%	21%
Valuation allowance	(21.00%)	(21.00%)
Income tax expense	-	-

The Company has a net operating loss carryforward for tax purposes totaling $5,837,379 at October 31, 2024, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of October 31, 2024	As of October 31, 2023
Non-current deferred tax assets:
Net operating loss carryforward	$5,877,353	$4,695,551
Tax rate	21%	21%
Deferred tax asset	1,234,244	986,066
Valuation allowance	(1,234,244)	(986,066)
Net deferred tax assets	$-	$-

The Company is currently in the process of gathering the information necessary for filing tax returns for past years, due to the Company’s lack of profitability since inception management does not believe that there is any income tax liability for past years.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to October 31, 2024 the Company issued the following shares of restricted common stock as follows:

-	750,000 commitment shares for a convertible note dated October 17, 2024;

-	33,402,537 shares for financing fees;

-	500,000 warrants issued for a subscription agreement;

-	33,402,537 shares for financing fees;

-	1,750,000 shares were issued for the exercise of warrants;

-	1,000,000 shares were issued for consulting services;

-	266,667 shares under a subscription agreement for proceeds of $4,000; and

-	100,000 shares to settle an invoice for trade show services.

Subsequent to October 31, 2024 the Company entered into the following convertible note agreements and loans:

-	A convertible note with a face value of $10,000, an annual rate of interest of 10% that is convertible into shares at $0.02 and that is due on December 15, 2025;

-	A convertible note with a face value of $15,000, an annual rate of interest of 10% that is convertible into shares at $0.02 and that is due on December 18, 2025;

-	A convertible note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares at $0.02 and that is due on December 18, 2025;

-	A convertible note with a face value of $250,000, an annual rate of interest of 10% that is convertible into shares at $0.02 and that is due on December 19, 2025;

-	A convertible note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares at $0.02 and that is due on January 15, 2025;

-	A convertible note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares at $0.02 and that is due on January 29, 2026;

-	A loan in the amount of $10,000 with the Company’s CEO. The loan has an annual interest rate of 10% and is due on demand; and

-	A loan in the amount of $16,000 with an individual lender. The loan has an annual interest rate of 10% and is due on demand.

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

In addition, other defense lines of technology development including small arms, suppressor technology development business, and other items of opportunity held by Native American Pride Constructors LLC, the board determined that an acquisition agreement of such rights was in the best interest of the Company to pursue as an additional business direction while maintaining its treasure related business. Such agreement was reached on March 26, 2024, however, was subject to further diligence and verification of the list of acquired rights and business plans with a close out date of May 1, 2024 and sign off by NAPC Defense, Inc./BLIS by the CEO for release of the consideration to be made for the purchase of such rights. The board concluded that the addition of this business direction was in the best interest of the Company, regardless of the specific acquisition transaction closing. Pursuant to the March 26, 2024 agreement such acquisition of rights was made for 95,000,000 shares of common stock to be distributed upon approval by NAPC Defense, Inc../BLIS to enumerated parties at such time being May 1, 2024 or after. Such shares were not to be distributed to Native American upon release, so there was no change in control to Native American. There was an acquisition of such rights, intellectual property, sales leads, letters of intent, contract rights and leads, and other matters set forth in such agreement to gain the rights from Native American Pride and change the Company’s name to its new defense line of work to NAPC Defense, Inc. but still maintain the treasure business on a more limited basis.

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

Thus, pursuant to the Board of Directors intent for the new addition of a business line for defense, it was decided and concluded that as of April 1, 2024, Craig A. Huffman, Patrick Scheider, and Frederick Conte, resigned as officer and directors, with Craig A. Huffman to continue as Secretary and Chief Legal Officer for the Corporation while overseeing and approval of the acquisition, overseeing corporate compliance, contracting and numerous other matters on a continuing basis. The board appointed Edward K. West as Director and Chief Executive Officer, Evelyn R. Gurba as director, Derrick West as director, and John Spence as director and Chief Financial Officer.

As of April 1, 2024, the Company determined the new business priority would best be reflected by a change in the name to NAPC Defense, which was reflected by a change of the corporate name in the State of Nevada to NAPC Defense, Inc.

Results of operations

We have incurred recurring losses to date. At October 31, 2024, the Company’s had a working capital deficit of $990,136, which indicates that it is not able to cover its current liabilities with its current assets. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from February 26, 2025.

Summary of the Six Months Ended October 31, 2024 Results of Operations Compared to the Six Months Ended October 31, 2023 Results of Operations

Revenue

The Company generated $67,467 in revenue during the six month period ended October 31, 2024 and $0 revenue during the six month period ended October 31, 2023. The Company has determined that the revenue generated during the three month period ended is uncollectible.

Operating Expenses

Operating expenses were $529,229 during the six month period ended October 31, 2024 versus $387,861 during the six month period ended October 31, 2023, a year-over-year increase of approximately 36%. The Company incurred boat expenses of $5,675 during the six month period ended October 31, 2024 as compared to boat expenses of $93,200 during the six month period ended October 31, 2023, a decrease of approximately 94%. Professional fees were $15,171 in 2024 versus $2,062 in 2023, an increase of 636%. Consulting and accounting fees were $131,246 during the six month period ended October 31, 2024 and $155,462 during the six month period ended October 31, 2023, a decrease of 16%. During the six month period ended October 31, 2024 general and administrative expenses were $178,530, during the six month period ended October 31, 2023 they were $30,719, an increase of approximately 481%. Legal fees were $35,650 during the six month period ended October 31, 2024 versus $14,125 during the six month period ended October 31, 2023, a year-over-year increase of approximately 151%. There were $418 in labor expenses during the six month period ended October 31, 2024 versus $73,992 in During the six month period ended October 31, 2023. The decrease in labor expense is attributable to decreased exploration during the six month period ended October 31, 2024. Rent expenses were $155,000 in 2024 versus $9,600 during the six month period ended October 31, 2023, an increase of 1,515%. Rent expenses increased due to the Company leasing a commercial office and warehouse facility. Depreciation expenses were $3,436 during the six month period ended October 31, 2024 and $8,611 during the six month period ended October 31, 2023. Operating expenses increased during the six month period ended October 31, 2024 as the Company began new ventures during its fiscal year starting May 1, 2024.

Other Income (Expense)

Interest expense was $41,372 during the six month period ended October 31, 2024 and $32,107 during the six month period ended October 31, 2023, an increase of 75%. The Company’s other income (expense) for the six months ended October 31, 2024 also included losses from extinguishment of debt ($123,653), bad debt expense ($67,467), impairment of assets ($140,296), and amortization of debt discounts ($55,234).

Net Loss

For the six month period ended October 31, 2024 the Company incurred net losses of $889,784 versus net losses of $419,968 for the six month period ended October 31, 2023, a year-over-year increase of approximately 112%.

Summary of the Three Months Ended October 31, 2024 Results of Operations Compared to the Three Months Ended October 31, 2023 Results of Operations

Revenue

The Company did not generate any revenue during the three month periods ended October 31, 2024 and 2023.

Operating Expenses

Operating expenses were $204,730 during the three month period ended October 31, 2024 versus $143,973 during the three month period ended October 31, 2023, a year-over-year increase of approximately 42%. The Company incurred professional fees were $12,021 in 2024 versus $2,062 in 2023, an increase of 483%. The increase is attributable to an expansion into new business ventures. Consulting and accounting fees were $61,629 during the three month period ended October 31, 2024 and $98,754 during the three month period ended October 31, 2023, a decrease of 38%. During the three month period ended October 31, 2024 general and administrative expenses were $41,080 and during the three month period ended October 31, 2023 they were $4,752, an increase of approximately 764%. Rent expenses were $75,000 during the three month period ended October 31, 2024 and $0 during the three month period ended October 31, 2023. Rent expenses increased due to the Company leasing a commercial office and warehouse facility. Legal fees were $15,000 in during the three month period ended October 31, 2024 and $4,215 during the three month period ended October 31, 2023, a year-over-year increase of approximately 256%. Operating expenses increased during the three month period ended October 31, 2024 because the Company was transitioning into new ventures.

Other Income (Expense)

Interest expense was $23,524 during the three month period ended October 31, 2024 and $17,516 during the three month period ended October 31, 2023, an increase of 34%. The increase in interest expense during the three month period ended October 31, 2024 was a result of the issuance of new convertible notes. The Company’s other income (expense) for the three months ended October 31, 2024 also included bad debt expense ($67,467), amortization of debt discount ($40,244) and impairment of assets ($117,956).

Net Loss

For the three month period ended October 31, 2024 the Company incurred net losses of $453,921 versus net losses of $161,489 for the three month period ended October 31, 2023, a year-over-year increase of approximately 181%.

Liquidity and capital resources

As of October 31, 2024, our total assets were $1,628,919.

As of October 31, 2024, our current liabilities were $1,003,055 and Stockholders’ equity was $625,864.

As of October 31, 2024 we had a net working deficit of $990,136.

Cash flows from operating activities

For the six months ended October 31, 2024 net cash flows used in operating activities was $346,369.

For the six months ended October 31, 2023 net cash flows used in operating activities was $306,722.

Cash flows from financing activities

For the six months ended October 31, 2024 we have generated $359,288 in cash flows from financing activities.

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

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At October 31, 2024, the Company had a working capital deficit of $990,136. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from February 26, 2025.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of October 31, 2024. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of October 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of October 31, 2024, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the six month period ended October 31, 2024.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently involved in any litigation nor is it aware of any pending or threatened litigation against us of a material nature.

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that NAPC Defense, Inc. NAPC Defense, Inc. did not follow through on a contract for their services related to its regulation A offering in 2022. The Company has defended and is defending such on the basis that Del Mar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of October 31, 2024, the suit was pending dismissal for lack of prosecution.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended October 31, 2024 the Company entered into subscription agreements to sell 2,892,857 shares of its restricted common stock in exchange for proceeds of $81,000. The proceeds received were used for general corporate purposes, working capital and repayment of some debt.

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

Date: February 26, 2025	By:	/s/ Edward K.West
Edward K. West Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer )

Date: February 26, 2025	By:	/s/ John Spence
John Spence Chief Financial Officer Director

Date: February 26, 2025	By:	/s/ Craig A Huffman
Craig A. Huffman Chief Legal Officer, Principal Financial Officer, Secretary

Date: February 26, 2025	By:	/s/ Evelyn R. Gurba
Director

Date: February 26, 2025	By:	/s/ Derrick West
Director