Form 10-Q/A
period 2024-10-31
NAPC Defense, Inc.
filed 2025-03-10
CIK 1703625

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to NAPC Defense, Inc.'s Quarterly Report on Form 10-Q for the period ended October 31, 2024, filed with the Securities and Exchange Commission on February 27, 2024 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and an immaterial typo was updated.

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

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months Ended
	October 31, 2024	October 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(889,784)	$(419,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,436	8,611
Stock compensation	-	59,125
Amortization of debt discount	55,234	-
Amortization of prepaid consulting fees	54,599	-
Financing fees	108,310	-
Loss on impairment of assets	140,296	-
Loss on extinguishment of debt	123,653	-
Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	58,649	13,262
Increase (decrease) in accrued expenses	(17,072)	32,248
Increase (decrease) in related party advances	16,310	-
Net cash from operating activities	(346,369)	(306,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds proceeds from sale of common stock	91,000	-
Proceeds from exploration investment	-	50,000
Proceeds from convertible notes payable	330,000	-
Proceeds from short-term loans	-	-
Proceeds from (repayment of) short-term loans	(61,712)	50,000

Net cash from financing activities	359,288	100,000

Net increase (decrease) in cash	12,919	(206,722)

Cash - beginning of the period	-	206,722

Cash - end of the period	$12,919	$-

Supplemental disclosures of cash flows:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued as satisfaction for contingent liability	$173,653	$-
Warrants issued with convertible notes	$148,073	$-
Warrants issued with the sale of common stock	$24,988	$-
Conversion of notes payable & accrued interest	$290,779	$164,661

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

Segment information relating to the Company’s two operating segments for the six month period ended October 31, 2024 is as follows:

	October 31, 2024	October 31, 2024	October 31, 2024
	Shipwreck	Defense	Consolidated
Revenues	$-	$67,467	$67,467

Total operating expenses	10,196	519,033	529,229

Net loss from operations	(10,196)	(451,566)	(461,762)

Other expenses	263,949	164,073	428,022

Net income/loss	$(274,145)	$(615,639)	$(889,784)

Segment information relating to the Company’s two operating segments for the six month period ended October 31, 2023 is as follows:

	October 31, 2023	October 31, 2023	October 31, 2023
	Shipwreck	Defense	Consolidated
Revenues	$-	$-	$-

Total operating expenses	387,861	-	387,861

Net loss from operations	(387,861)	-	(387,861)

Other expenses	32,107	-	32,107

Net income/loss	$(419,968)	$-	$(419,968)

Segment information relating to the Company’s two operating segments for the three month period ended October 31, 2024 is as follows:

	October 31, 2024	October 31, 2024	October 31, 2024
	Shipwreck	Defense	Consolidated
Revenues	$-	$-	$-

Total operating expenses	667	204,063	204,730

Net loss from operations	(667)	(204,063)	(204,730)

Other expenses	117,956	131,235	249,191

Net income/loss	$(118,623)	$(335,298)	$(453,921)

Segment information relating to the Company’s two operating segments for the three month period ended October 31, 2023 is as follows:

	October 31, 2023	October 31, 2023	October 31, 2023
	Shipwreck	Defense	Consolidated
Revenues	$-	$-	$-

Total operating expenses	143,973	-	143,973

Net loss from operations	(143,973)	-	(143,973)

Other expenses	17,516	-	17,516

Net income/loss	$(161,489)	$-	$(161,489)

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

The Company has a net operating loss carryforward for tax purposes totaling $5,877,353 at October 31, 2024, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

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

Date: March 10, 2025	By:	/s/ Edward K.West
Edward K. West Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer )

Date: March 10, 2025	By:	/s/ John Spence
John Spence Chief Financial Officer Director

Date: March 10, 2025	By:	/s/ Craig A Huffman
Craig A. Huffman Chief Legal Officer, Principal Financial Officer, Secretary

Date: March 10, 2025	By:	/s/ Evelyn R. Gurba
Director

Date: March 10, 2025	By:	/s/ Derrick West
Director