Form 10-Q
period 2025-01-31
NAPC Defense, Inc.
filed 2025-03-26
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 235,751,936 common shares issued and outstanding as of March 26, 2025.

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

NAPC Defense, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of January 31, 2025 and April 30, 2024

	January 31, 2025	April 30, 2024
	Unaudited
ASSETS

Current assets:
Cash	$15,686	$-
Prepaid consulting fees	-	54,599
Total current assets	15,686	54,599

Fixed assets, net of depreciation	-	143,732
Prepaid product rights	-	1,615,000
Intangible assets	1,615,000	-
Security deposit	1,000	1,000
Total Assets	$1,631,686	$1,814,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$-	$17,536
Accrued interest expense	247,512	287,577
Related party advances	16,310	-
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	642,651	483,641
Short term loans	25,004	86,716
Related party convertible loans	110,890	110,890
Contingent liabilities	-	50,000
Total current liabilities	1,051,067	1,045,060

Total Liabilities	1,051,067	1,045,060

Commitments and contingencies (Note 8)

Stockholders’ Equity
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001; 300,000,000 shares authorized, 231,251,936 and 168,400,211 shares issued and outstanding at January 31, 2025 and April 30, 2024, respectively	231,253	168,416
Common stock to be issued	143,500	118,500
Additional paid in capital	6,722,431	5,469,924

Accumulated deficit	(6,516,565)	(4,987,569)
Total Stockholders’ Equity	580,619	769,271

Total Liabilities and Stockholders’ Equity	$1,631,686	$1,814,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended January 31, 2025 and 2024
UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024

Service Revenue	$-	$-	$67,467	$-
Gross profit	-	-	67,467	-

Operating expenses
General and administrative	71,632	625	250,162	31,343
Rent	75,000	-	230,000	9,600
Consulting and accounting	95,574	50,222	226,820	205,684
Legal fees	8,100	2,175	43,750	16,390
Boat expenses	-	5,300	5,675	98,500
Research and development	6,009	-	10,112	-
Professional fees	3,183	12,237	18,354	14,300
Depreciation	-	4,306	3,436	12,917
Labor	-	-	418	73,992
Total operating expenses	259,498	74,865	788,727	462,726

Net loss from operations	(259,498)	(74,865)	(721,260)	(462,726)

Other income (expense)
Amortization of debt discount	(78,963)	-	(134,197)	-
Loss on impairment of assets	-	-	(140,296)	-
Bad debt expense	-	-	(67,467)	-
Loss on extinguishment of debt	-	-	(123,653)	-
Finance fees	(277,050)	-	(277,050)	-
Interest expense	(23,701)	(12,881)	(65,073)	(44,988)
Total other income (expense)	(379,714)	(12,881)	(807,736)	(44,988)

Loss before income taxes	(639,212)	(87,746)	(1,528,996)	(507,714)

Provision for income tax	-	-	-	-

Net (loss)	$(639,212)	$(87,746)	$(1,528,996)	$(507,714)

Loss per share - basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding - basic and diluted	206,332,426	61,634,217	189,842,913	55,607,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three and Nine Months Ended January 31, 2025 and 2024
UNAUDITED

	Preferred		Common
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Unearned compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2023	51	$-	43,815,090	$43,816	$118,500	$3,314,146	$-	$(4,275,583)	$(799,121)

Shares issued for services	-	-	5,500,000	5,500	-	179,300	(155,637)	-	29,163

Conversion of debt and interest to equity	-	-	5,488,687	5,488	-	159,173	-	-	164,661

Net loss	-	-	-	-	-	-	-	(258,479)	(258,479)
Balance, July 31, 2023	51	-	54,803,777	54,804	118,500	3,652,619	(155,637)	(4,534,062)	(863,776)

Exploration investment	-	-	-	-	-	50,000	-	-	50,000

Shares earned for services	-	-	-	-	-	-	29,962	-	29,962

Net loss	-	-	-	-	-	-	-	(161,489)	(161,489)
Balance, October 31, 2023	51	$-	54,803,777	$54,804	$118,500	$3,702,619	$(125,675)	$(4,695,551)	$(945,303)

Conversion of debt and accrued expenses to equity	-	-	10,380,262	10,380	-	121,038	-	-	131,418

Shares earned for services	-	-	-	-	-	-	35,538	-	35,538

Net loss	-	-	-	-	-	-	-	(87,746)	(87,746)
Balance, January 31, 2024	51	$-	65,184,039	$65,184	$118,500	$3,823,657	$(90,137)	$(4,783,297)	$(866,093)

	Preferred		Common
	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Unearned compensation	Accumulated Deficit	Total Stockholders’ Deficit
Balance, April 30, 2024	51	$-	168,400,311	$168,416	$118,500	$5,469,924	$-	$(4,987,569)	$769,271

Sale of common stock	-	-	2,892,857	2,893	-	67,607	-	-	70,500

Conversion of notes payable and accrued interest	-	-	8,428,574	8,429	-	227,571	-	-	236,000

Common stock issued as commitment fees	-	-	1,346,430	1,346	-	17,970	-	-	19,316

Common stock issued as satisfaction for contingent liability	-	-	5,866,667	5,867	-	167,786	-	-	173,653

Warrants issued with sale of common stock	-	-	-	-	-	10,500	-	-	10,500

Warrants issued with convertible notes payable	-	-	-	-	-	100,978	-	-	100,978

Net loss	-	-	-	-	-	-	-	(435,863)	(435,863)
Balance, July 31, 2024	51	$-	186,934,839	$186,951	$118,500	$6,062,336	$-	$(5,423,432)	$944,355

Conversion of debt and interest to equity	-	-	1,926,143	1,910	-	52,006	-	-	53,916

Warrants issued with convertible notes payable	-	-	-	-	-	56,514	-	-	56,514

Common stock to be issued	-	-	-	-	25,000	-	-	-	25,000

Net loss	-	-	-	-	-	-	-	(453,921)	(453,921)
Balance, October 31, 2024	51	$-	188,860,982	$188,861	$143,500	$6,170,856	$-	$(5,877,353)	$625,864

Sale of common stock	-	-	266,667	267	-	3,733	-	-	4,000

Warrants issued with convertible notes payable	-	-	-	-	-	110,368	-	-	110,368

Common stock issued as commitment fees	-	-	29,750,000	29,750	-	83,339	-	-	113,089

Conversion of debt and interest to equity	-	-	4,621,750	4,622	-	67,813	-	-	72,435

Stock issued for finance fees	-	-	4,902,537	4,903	-	243,147	-	-	248,050

Shares earned for services	-	-	1,100,000	1,100	-	9,925	-	-	11,025

Conversion of warrants	-	-	1,750,000	1,750	-	33,250	-	-	35,000

Net loss	-	-	-	-	-	-	-	(639,212)	(639,212)
Balance, January 31, 2025	51	$-	231,251,936	$231,253	$143,500	$6,722,431	$-	$(6,516,565)	$580,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended January 31, 2024 and 2025
UNAUDITED

	For the Nine Months Ended
	January 31, 2025	January 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,528,996)	(507,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,436	12,917
Stock compensation	11,025	94,663
Amortization of debt discount	134,197	-
Amortization of prepaid consulting fees	43,574	-
Financing fees paid by issuance of common stock	277,050	-
Loss on impairment of assets	140,296	-
Bad debt expense	67,467	-
Increase (decrease) in accounts receivable	(67,467)	-
Loss on extinguishment of debt	123,653	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(17,536)	25,885
Increase (decrease) in accrued expenses	157,382	(5,899)
Increase (decrease) in related party advances	16,310	-
Net cash from operating activities	(639,609)	(380,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	95,000	-
Proceeds from convertible notes payable	620,000	-
Proceeds (repayments) from short-term loans	(59,705)	70,225
Proceeds (repayments) from related party convertible loans	-	103,201
Net cash from financing activities	655,295	173,426

Net increase (decrease) in cash	15,686	(206,722)

Cash - beginning of the period	-	206,722

Cash - end of the period	$15,686	$-

Supplemental disclosures of cash flows:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued as satisfaction for contingent liability	$173,653	$-
Warrants issued with convertible notes	$289,615	$-
Warrants issued with the sale of common stock	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAPC Defense, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2025

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Overview

NAPC Defense, Inc. (Formerly Treasure & Shipwreck Recovery, Inc. (“NAPC Defense, Inc.” or the “Company”), was incorporated in the State of Nevada on January 24, 2016 as Beliss Corp. The Company was reincorporated as NAPC Defense on April 1, 2024.

Corporate History

NAPC Defense, Inc. (Formerly Treasure & Shipwreck Recovery, Inc.), was incorporated in the State of Nevada on January 24, 2016 as Beliss Corp. On April 1, 2024, the Company changed its name to NAPC Defense, Inc. with the State of Nevada, for an additional direction in the military arms and law enforcement field. The Company will produce and supply CornerShot units under license from Silver Shadow of Israel, to both overseas military and governments as allowed by the US Government, and sales to US based law enforcement agencies. The Company is looking to complete contracts for the CornerShot as well as its own line of small arms being developed for sales. The Company has made the transition to being a new line of arms in pistols, etc. under its own proprietary technology. Additionally, the Company has entered into partnership for distribution of balistics protection through Extremis and less than lethal products with Lamperd Less Than Lethal from Canada.

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

NOTE 2 – GOING CONCERN

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses since inception, which raises substantial doubt about the Company’s ability to continue as a going concern. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 24, 2025. Management’s plans include raising capital through the equity markets to fund operations and the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At January 31, 2025, the Company had a net working capital deficit of $1,035,381. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of the Presentation

The accompanying condensed consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and nine months ended January 31, 2025 and 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. They should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended April 30, 2024. The results of operations of any interim period are not necessarily indicative of the results for the full year. The fiscal year end is April 30.

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

There were no cash equivalents at January 31, 2025 and April 30, 2024. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2025, the Company had $0 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred. The Company incurred research and development expenses of $10,112 for the nine month period ended January 31, 2025 and $0 for the nine month period ended January 31, 2024 and the Company incurred research and development expenses of $6,009 for the three month period ended January 31, 2025 and $0 for the three month period ended January 31, 2024. which is included in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

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

The potentially dilutive common stock equivalents for the nine month periods ended January 31, 2025 and 2024 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of January 31, 2025 and 2024, there were approximately 46,476,214 and 9,351,762 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the nine month period ended January 31, 2025 the Company’s Management determined that three of its vessels were impaired and the Company wrote down the value of the vessels to $0.

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

Customer Deposits

Customer deposits are an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of January 31, 2025 and 2024.

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

Segment Information

During the nine month period ended January 31, 2025, NAPC Defense, Inc. began operations for its defense related business including generating revenue and incurring expenses. The defense related business has no relation to the Company’s shipwreck exploration and recovery operations other than common ownership. As such, the Company concluded that the operations of the defense business and the shipwreck business were separate reportable segments as of the nine month period ended January 31, 2025. (see Note 10 – Segment Information).

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

Recent Accounting Pronouncements

All other recent accounting pronouncements, to include ASU 2023-07 Segment Reporting—Improvements to Reportable Segment Disclosures, issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – FIXED ASSETS

Fixed assets at January 31, 2025 and April 30, 2024 are summarized below:

Fixed Assets	January 31, 2025	April 30, 2024
Diving Vessel	$-	$36,390
Magnetometer	-	24,000
Diving Vessel (Boston Whaler)	-	10,800
Diving Vessel (Commander)	137,425	137,425
Accumulated Depreciation	(137,425)	(64,883)
Fixed Assets, Net	$-	$143,732

Depreciation expense was $3,436 and $12,917 for the nine month periods ended January 31, 2025 and 2024, respectively.

During the nine month period ended January 31, 2025, the Company’s management elected to write off the balance of three of its vessels used in its treasure search and recovery operations. The total amount that was written off net of depreciation was $140,296.

NOTE 5 – INTELLECTUAL PROPERTY INCLUDING PRODUCT RIGHTS, CONTRACTUAL RIGHTS AND RELATED INFORMATION

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

In March of 2024 the Company issued 95,000,000 shares of its restricted common stock valued at $1,615,000 to NAPC, LLC which was shown on the accompanying consolidated balance sheet as prepaid asset as of April 30, 2024. The shares were issued for the purchase of the product rights, expertise and knowledge necessary to commercialize the product rights, and were subject to issuance under control of the Company’s prior President until sign off and final determination of certain contingent terms and conditions. The shares were valued based on the closing price of the Company’s stock on the date of the agreement. Upon completion of due diligence and a verification of certain terms and conditions, the deal closed and the shares issued to NAPC, LLC were reclassified from a prepaid asset to intellectual property. NAPC Defense, Inc. has determined that the intellectual property has an indefinite useful life and should not be amortized and the Company will periodically review the intellectual property to determine whether the life is still indefinite. The intellectual property is shown on the accompanying consolidated balance sheet as of January 31, 2025.

NOTE 6 – NOTES PAYABLE

Related Party Convertible Loans

An officer of the Company previously provided a loan to NAPC Defense, Inc., under a convertible promissory note. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of January 31, 2025 and April 30, 2024.

On August 1, 2023, the Company entered into a convertible note payable with an individual who was formerly a member of the Company’s Board of Directors until March 27, 2024. The note payable, with a face value of $50,000, bears interest at 10.0% per annum and was due on August 1, 2024. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversion rate of $0.01. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. The principal balance of the convertible promissory note payable was $50,000 at January 31, 2025 and April 30, 2024.

On February 1, 2024 the Company entered into a master convertible corporate note agreement with Native American Pride, LLC. Native American Pride, LLC advanced $63,791 to NAPC Defense, Inc. during the year ended April 30, 2024 to cover various operating expenses. The loan balance is convertible into the shares of NAPC Defense, Inc. at the discretion of the Native American Pride, LLC at a rate of $0.03 per share. The note does not pay interest and there is no specific time frame for repayment of the principal balance. During the six month period ended January 31, 2024 the Company repaid $61,712 of principal to Native America Pride Constructors, LLC. The balances owed on the note were $2,079 and $63,791 at January 31, 2025 and April 30, 2024, respectively.

Related Party Loan

On December 16, 2024 an officer of the Company provided a loan to NAPC Defense, Inc., in the amount of $10,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The Company repaid the loan and the balance due to the officer was $0 as of January, 31, 2025.

Shareholder Loan

On November 19, 2024 a shareholder provided a loan to NAPC Defense, Inc., in the amount of $16,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The Company repaid the loan and the balance due to the shareholder was $0 as of January, 31, 2025.

Short Term Loans

As of January 31, 2025 and April 30, 2024, the Company had short term loans totaling $22,925. This consists of two loans totaling $2,700 and $20,225. All loans are unsecured, non-interest bearing and due on demand.

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

On July 3, 2024, the Company entered into a convertible promissory note agreement with respect to the sale and issuance of: (i) an initial commitment fee in the amount of 125,000 shares of the Company’s restricted common stock, (ii) a promissory note in the aggregate principal amount of $75,000, and (iii) Common stock warrants to purchase 2,678,572 shares of the Company’s common stock at $0.28. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note has a due date of July 3, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.028. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

On August 12, 2024 the Company entered into a convertible promissory note with a face value of $30,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on August 12, 2025. The Company also issued stock warrants to the note holder to purchase 1,500,000 shares of the Company’s common stock at $0.02.

On October 17, 2024, the Company entered into a convertible promissory note with respect to the sale and issuance of: (i) an initial commitment fee in the amount of 750,000 shares of the Company’s restricted common stock, (ii) a promissory note in the aggregate principal amount of $75,000, and (iii) Common stock warrants to purchase 3,750,000 shares of the Company’s common stock at $0.02. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note has a due date of January 17, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.02. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares.

On December 16, 2024 the Company entered into a convertible promissory note with a face value of $10,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 15, 2025. The company received proceeds of $9,000 resulting in an original issue discount of $1,000. The Company also issued stock warrants, valued at $11,494, to the note holder to purchase 1,000,000 shares of the Company’s common stock at $0.02.

On December 18, 2024 the Company entered into a convertible promissory note with a face value of $15,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 18, 2025. The company received proceeds of $13,500 resulting in an original issue discount of $1,500. The Company also issued stock warrants, valued at $12,892, to the note holder to purchase 1,500,000 shares of the Company’s common stock at $0.02.

On December 18, 2024 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 18, 2025. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued stock warrants, valued at $4,297, to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02.

On December 20, 2024 the Company entered into a convertible promissory note with a face value of $250,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 19, 2025. The company received proceeds of $225,000 resulting in an original issue discount of $25,000. The Company also issued stock warrants, valued at 237,367, to the note holder to purchase 25,000,000 shares of the Company’s common stock at $0.02.

On January 16, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on January 15, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued stock warrants, valued at $8,346, to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02.

On January 30, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on January 29, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued stock warrants, valued at $6,597, to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02.

Convertible Notes Payable

The following table reflects the convertible notes payable as of January 31, 2025 and April 30, 2024:

	Issue Date	Maturity Date	January 31, 2025 Principal Balance	April 30, 2024 Principal Balance	Rate	Conversion Price
Convertible notes payable
	04/26/2021	04/26/2023	$112,975	$112,975	10.00%	0.100
	05/05/2021	05/05/2022	53,619	150,000	10.00%	0.100
	05/19/2021	02/19/2023	115,720	150,000	10.00%	0.100
	12/06/2021	02/06/2023	60,205	70,666	10.00%	0.100
	06/16/2024	06/16/2025	150,000	-	10.00%	0.028
	07/03/2024	07/03/2025	75,000	-	10.00%	0.028
	08/12/2024	08/12/2025	30,000	-	10.00%	0.020
	10/17/2024	10/17/2025	75,000	-	10.00%	0.020
	12/16/2024	12/25/2025	10,000	-	10.00%	0.020
	12/18/2024	12/18/2025	15,000	-	10.00%	0.020
	12/18/2024	12/18/2025	5,000	-	10.00%	0.020
	12/20/2024	12/19/2025	250,000	-	10.00%	0.020
	01/16/2025	01/15/2026	5,000	-	10.00%	0.020
	01/30/2025	01/29/2026	5,000	-	10.00%	0.020

Unamortized discounts			(319,868)	-
Balance convertible notes payable			$642,651	$483,641

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

On June 3, 2024, the Company increased the authorized shares per Nevada Statutes from 200,000,000 to 300,000,000 as filed with the State of Nevada.

Series A Preferred Stock

On May 1, 2020, the Company’s Board authorized the creation of 100 Series A preferred shares. The Series A preferred shares will pay a quarterly payment based upon gaming revenue sharing, which all 100 Series A preferred shares will receive twenty percent of NAPC Defense, Inc.’s portion of the game revenue from its game app., which equates to thirteen percent of total game gross revenues. Each Series A preferred share was priced at $4,000 with a minimum purchase of three Series A preferred shares and are only eligible to be purchased by accredited investors. Each Series A preferred share will receive one, one hundredth of twenty percent of NAPC Defense, Inc.’s game net as revenue sharing. Each Series A preferred share will continue to exist, unless the game app. is sold to another entity, at which time the Series A preferred shareholders will receive their same percentage of the game sales proceeds price, if or when such occurs. The Series A preferred shares are not convertible into common shares and are subject to all other restrictions on securities as set forth.

At January 31, 2025 and April 30, 2024 the Company had 51 shares of Series A preferred shares outstanding.

Warrants

At April 30, 2024, there were 6,894,666 warrants with a weighted average exercise price of $0.17 and weighted average remaining life of 1.50 years. There were 8,035,715 warrants granted with an exercise price of $0.028 during the three month period ended July 31, 2024. There were 5,750,000 warrants issued with an exercise price of $0.02 during the three month period ended October, 2024. There were 29,750,000 warrants issued with an exercise price of $0.02 during the three month period ended January, 2025. These warrants were valued at $289,615 using the Black Scholes valuation model with the following assumptions - risk free interest rate, market price of stock, exercise price of warrants, term, and volatility of stock. No warrants expired and 3,500,000 were exercised during the nine month period ended January 31, 2025. At January 31, 2024 there were 17,208,881 warrants outstanding with a weighted average exercise price of $0.05 and weighted average remaining life of 2.5 years. There were no warrants granted during the year ended April 30, 2024. A total of 282,667 warrants expired during the year ended April 30, 2024.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of January 31, 2025, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that NAPC Defense, Inc. NAPC Defense, Inc. did not follow through on a contract for their services related to its regulation A offering in 2022. The Company has defended and is defending such on the basis that Del Mar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of January 31, 2025, the suit was pending dismissal for lack of prosecution.

Media Use and License Agreement

On February 5, 2023, the Company entered into a Media Use and License Agreement with a corporation. Under the terms of the Media Use and License Agreement, NAPC Defense, Inc. granted the user entity (the “Licensee”) an exclusive license to use photographic and video rights of NAPC Defense, Inc.’s treasure recovery activities for use to publicize non-fungible token sales as well as appearances by NAPC Defense, Inc. persons for such publication and sales. The authority to use the works includes the right to visit and photograph or video activities of NAPC Defense, Inc. treasure recovery operations, interviews of Treasure & Shipwreck Recovery, Inc persons, crew or captains, as well as posts about the treasure industry by NAPC Defense, Inc. on media channels provided by the Licensee and other media sources. NAPC Defense, Inc. also agreed to allow the Licensee rights to purchase recovered objects or treasure as give aways or sales by the corporation to be negotiated upon recoveries being available by NAPC Defense, Inc. after the 2023 treasure season. The Licensee agreed to pay to NAPC Defense, Inc. an initial net rights fee of $85,000. NAPC Defense, Inc. shall be owed a royalty from any net revenue to the Licensee for such amounts of sales over the initial rights payment in the amount of 30% for such net sales for any which shall be calculated within thirty days of annual year end. NAPC Defense, Inc. shall have the right to review all revenues and expenditures by the Licensee related to the Media Use and License Agreement.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Period ended January 31, 2025:

The Company entered into a month to month lease agreement for 13,000 square feet of commercial office space and 40,000 square feet of warehousing and parking with a related party, with base month rent of $25,000.

Period ended January 31, 2024:

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

NOTE 10 – SEGMENT INFORMATION

NAPC Defenses, Inc’s defense and munitions related business began operations during the nine month period ended January 31, 2025. Due to the Defense related starting operations which have no relation to the Company’s shipwreck and exploration recovery business, the Company evaluated this business and its impact upon the existing corporate structure. The Company has determined that the defense operations and the Company’s treasure and shipwreck operations operate as separate segments of the business. As such, the Company has presented the income (loss) from operations during the nine month period ended January 31, 2025 incurred by the two separate segments below.

Segment information relating to the Company’s two operating segments for the nine month period ended January 31, 2025 is as follows:

	January 31, 2025	January 31, 2025	January 31, 2025
	Shipwreck	Defense	Consolidated
Revenues	$-	$67,467	$67,467

Total operating expenses	9,529	779,198	788,727

Net loss from operations	(9,529)	(711,731)	(721,260)

Other expenses	263,949	543,787	807,736

Net income/loss	$(273,478)	$(1,255,518)	$(1,528,996)

Segment information relating to the Company’s two operating segments for the nine month period ended January 31, 2024 is as follows:

	January 31, 2024	January 31, 2024	January 31, 2024
	Shipwreck	Defense	Consolidated
Revenues	$-	$-	$-

Total operating expenses	462,726	-	462,726

Net loss from operations	(462,726)	-	(462,726)

Other expenses	44,988	-	44,988

Net income/loss	$(507,714)	$-	$(507,714)

Segment information relating to the Company’s two operating segments for the three month period ended January 31, 2025 is as follows:

	January 31, 2025	January 31, 2025	January 31, 2025
	Shipwreck	Defense	Consolidated
Revenues	$-	$-	$-

Total operating expenses	-	259,498	259,498

Net loss from operations	-	(259,498)	(259,498)

Other expenses	-	379,714	379,714

Net income/loss	$-	$(639,212)	$(639,212)

Segment information relating to the Company’s two operating segments for the three month period ended January 31, 2024 is as follows:

	January 31, 2024	January 31, 2024	January 31, 2024
	Shipwreck	Defense	Consolidated
Revenues	$-	$-	$-

Total operating expenses	74,865	-	74,865

Net loss from operations	(74,865)	-	(74,865)

Other expenses	12,881	-	12,881

Net income/loss	$(87,746)	$-	$(87,746)

Segment Balance Sheet information relating to the Company’s two operating segments for the nine month periods ended January 31, 2025 and 2024 is as follows:

	January 31, 2025	January 31, 2025	January 31, 2025
	Shipwreck	Defense	Consolidated
Current assets	$-	$15,686	$15,686
Other assets	-	1,616,000	1,616,000
Total assets	-	1,631,686	1,631,686

Current liabilities	-	1,051,067	1,051,067
Stockholders equity	-	580,619	580,619
Total liabilities and equity	-	1,631,686	1,631,686

	April 30, 2024	April 30, 2024	April 30, 2024
	Shipwreck	Defense	Consolidated
Current assets	$54,599	$-	$54,599
Other assets	1,759,712	-	1,759,712
Total assets	1,814,331	-	1,814,331

Current liabilities	1,045,060	-	1,045,060
Stockholders equity	769,271	-	769,271
Total liabilities and equity	1,814,331	-	1,814,331

NOTE 11 – SERVICES REVENUE

The Company’s revenue in the nine month period ended January 31, 2025 was from ammunition and military equipment consulting services to a private company in Saudi Arabia. Management is providing the consulting services and is not receiving a salary or directly receiving any portion of this revenue. For the nine month periods ended January 31, 2025 and 2024 the Company’s revenues were $67,467 and $0, respectively. After further discussions with the private Saudi Arabian company, Management determined that accounts receivable resulting from the revenue recognized during the nine period ended January 31, 2025 was not collectible. The Company wrote off the $67,467 which is shown as bad debt expense in the accompanying statements of operations for the three and nine month periods ended January 31, 2025. Furthermore, the Company decided not to recognize any further services revenues from the agreement to offset for services in Saudi Arabia.

NOTE 12 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company has no tax position at January 31, 2025 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at January 31, 2025 and April 30, 2024. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at January 31, 2025 and 2024 was $1,368,479 and $1,004,492, respectively, and the net change in valuation allowance during the nine month period ended January 31, 2025 and 2024 was $363,987 and $227,983. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2025 and 2024. All tax years since inception remains open for examination only by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2025 and 2024:

	For the Three Months Ended January 31, 2025	For the Three Months Ended January 31, 2024
Income tax at federal statutory rate	21%	21%
Valuation allowance	(21.00%)	(21.00%)
Income tax expense	-	-

The Company has a net operating loss carryforward for tax purposes totaling $6,516,565 at January 31, 2025, expiring through 2035. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of January 31, 2025	As of January 31, 2024
Non-current deferred tax assets:
Net operating loss carryforward	$6,516,565	$4,783,297
Tax rate	21%	21%
Deferred tax asset	1,368,479	1,004,492
Valuation allowance	(1,368,479)	(1,004,492)
Net deferred tax assets	$-	$-

The Company is currently in the process of gathering the information necessary for filing tax returns for past years, due to the Company’s lack of profitability since inception management does not believe that there is any income tax liability for past years.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to January 31, 2025 the Company issued the following shares of restricted common stock and warrants as follows:

-	4,000,000 shares for the conversion of the principal, accrued interest and fees of convertible notes;

-	500,000 shares of restricted common stock that were due under a subscription agreement;

-	500,000 warrants with an exercise price of $0.02 that were due under a subscription agreement; and

Subsequent to January 31, 2025 the Company entered into the following convertible note agreements and loans:

-	A loan dated February 28, 2025 in the amount of $6,000 with one of the Company’s Directors. The loan has an annual interest rate of 10%, is guaranteed by the Company and is due on demand.

-	A loan dated March 04, 2025 in the amount of $15,000 with one of the Company’s Directors. The loan has an annual interest rate of 10%, is guaranteed by the Company and is due on demand.

-	A loan dated March 11, 2025 in the amount of $30,000 with one of the Company’s Directors. The loan has an annual interest rate of 10%, is guaranteed by the Company and is due on demand.

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

Description of Business

Overview

NAPC Defense, Inc. (Formerly Treasure & Shipwreck Recovery, Inc (the “Company”), was incorporated in the State of Nevada on January 24, 2016 as Beliss Corp. The Company changed its name to Treasure & Shipwreck Recovery Inc. on June 26, 2019. The Company is in the colonial era treasure shipwreck recovery business operating salvage crews on the east coast of Florida. On April 1, 2024, the Company changed its name to NAPC Defense, Inc. with the State of Nevada, for an additional direction in the military arms and law enforcement field.

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

Results of operations

We have incurred recurring losses to date. At January 31, 2025, the Company’s had a working capital deficit of 1,035,381, which indicates that it is not able to cover its current liabilities with its current assets. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 24, 2025.

Summary of the Nine Months Ended January 31, 2025 Results of Operations Compared to the Nine Months Ended January 31, 2024 Results of Operations

Revenue

The Company generated $67,467 in revenue during the nine month period ended January 31, 2025 and $0 revenue during the nine month period ended January 31, 2024. The Company has determined that the revenue generated during the nine month period ended is uncollectible.

Operating Expenses

Operating expenses were $788,727 during the nine month period ended January 31, 2025 versus $462,726 during the nine month period ended January 31, 2024, a year-over-year increase of approximately 70%. The Company incurred boat expenses of $5,675 during the nine month period ended January 31, 2025 as compared to boat expenses of $98,500 during the nine month period ended January 31, 2024, a decrease of approximately 94%. Professional fees were $18,354 in 2025 versus $14,300 in 2024, an increase of 28%. Consulting and accounting fees were $226,820 during the nine month period ended January 31, 2025 and $205,684 during the nine month period ended January 31, 2024, an increase of 10%. During the nine month period ended January 31, 2025 general and administrative expenses were $250,162, during the nine month period ended January 31, 2024 they were $31,343, an increase of approximately 698%. Legal fees were $43,750 during the nine month period ended January 31, 2025 versus $16,390 during the nine month period ended January 31, 2024, a year-over-year increase of approximately 167%. There were $418 in labor expenses during the nine month period ended January 31, 2025 versus $73,992 during the nine month period ended January 31, 2024. The decrease in labor expense is attributable to decreased exploration during the nine month period ended January 31, 2025. Rent expenses were $230,000 in 2025 versus $9,600 during the nine month period ended January 31, 2024, an increase of $220,400. Rent expenses increased due to the Company leasing a commercial office and warehouse facility. Depreciation expenses were $3,436 during the nine month period ended January 31, 2025 and $8,611 during the nine month period ended January 31, 2024. Operating expenses increased during the nine month period ended January 31, 2025 as the Company began new ventures during its fiscal year starting May 1, 2024.

Other Income (Expense)

Interest expense was $65,073 during the nine month period ended January 31, 2025 and $44,988 during the nine month period ended January 31, 2024, an increase of 45%. The Company’s other income (expense) for the nine months ended January 31, 2025 also included losses from extinguishment of debt ($123,653), bad debt expense ($67,467), impairment of assets ($140,296), amortization of debt discounts ($134,197), and financing fees ($277,050).

Net Loss

For the nine month period ended January 31, 2025 the Company incurred net losses of $1,528,996 versus net losses of $507,714 for the nine month period ended January 31, 2024, a year-over-year increase of approximately 201%.

Summary of the Three Months Ended January 31, 2025 Results of Operations Compared to the Three Months Ended January 31, 2024 Results of Operations

Revenue

The Company did not generate any revenue during the three month periods ended January 31, 2025 and 2024.

Operating Expenses

Operating expenses were $259,498 during the three month period ended January 31, 2025 versus $74,865 during the three month period ended January 31, 2024, a year-over-year increase of approximately 247%. The Company incurred professional fees were $3,183 in 2025 versus $12,237 in 2024, a decrease of 74%. Consulting and accounting fees were $95,574 during the three month period ended January 31, 2025 and $50,222 during the three month period ended January 31, 2024, an increase of 90%. During the three month period ended January 31, 2025 general and administrative expenses were $71,632 and during the three month period ended January 31, 2024 they were $625, an increase of $71,007. Rent expenses were $75,000 during the three month period ended January 31, 2025 and $0 during the three month period ended January 31, 2024. Rent expenses increased due to the Company leasing a commercial office and warehouse facility. Legal fees were $8,100 during the three month period ended January 31, 2025 and $2,175 during the three month period ended January 31, 2024, a year-over-year increase of approximately 272%. Operating expenses increased during the three month period ended January 31, 2025 because the Company was transitioning into new ventures.

Other Income (Expense)

Interest expense was $23,701 during the three month period ended January 31, 2025 and $12,881 during the three month period ended January 31, 2024, an increase of 84%. The increase in interest expense during the three month period ended January 31, 2025 was a result of the issuance of new convertible notes. The Company’s other income (expense) for the three months ended January 31, 2025 also included finance fees ($277,050 ) and amortization of debt discount ($78,963).

Net Loss

For the three month period ended January 31, 2025 the Company incurred net losses of $639,212 versus net losses of $87,746 for the three month period ended January 31, 2024, a year-over-year increase of $551,466.

Liquidity and capital resources

As of January 31, 2025, our total assets were $1,631,686.

As of January 31, 2025, our current assets were $15,686, our current liabilities were $1,051,067 and Stockholders’ equity was $580,569.

As of January 31, 2025 we had a net capital working deficit of $1,035,381.

Cash flows from operating activities

For the nine months ended January 31, 2025 net cash flows used in operating activities was $639,609.

For the nine months ended January 31, 2024 net cash flows used in operating activities was $380,148.

Cash flows from financing activities

For the nine months ended January 31, 2025 we have generated $655,295 in cash flows from financing activities.

For the nine months ended January 31, 2024 we have generated $173,426 in cash flows from financing activities.

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

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At January 31, 2025, the Company had a working capital deficit of $1,035,381. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from March 24, 2025.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of January 31, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of January 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of January 31, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the nine month period ended January 31, 2025.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently involved in any litigation nor is it aware of any pending or threatened litigation against us of a material nature.

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that NAPC Defense, Inc. NAPC Defense, Inc. did not follow through on a contract for their services related to its regulation A offering in 2022. The Company has defended and is defending such on the basis that Del Mar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of January 31, 2024, the suit was pending dismissal for lack of prosecution.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended January 31, 2025 the Company entered into subscription agreements to sell 2,892,857 shares of its restricted common stock in exchange for proceeds of $81,000. The proceeds received were used for general corporate purposes, working capital and repayment of some debt.

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

Date: March 26, 2025	By:	/s/ Edward K.West
Edward K. West Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer )

Date: March 26, 2025	By:	/s/ John Spence
John Spence Chief Financial Officer Director

Date: March 26, 2025	By:	/s/ Craig A Huffman
Craig A. Huffman Chief Legal Officer, Principal Financial Officer, Secretary

Date: March 26, 2025	By:	/s/ Evelyn R. Gurba
Director

Date: March 26, 2025	By:	/s/ Derrick West
Director