Form 10-K
period 2025-04-30
NAPC Defense, Inc.
filed 2025-09-11
CIK 1703625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended April 30, 2025

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

4910 Creekside Orive, Suite K

Clearwater. Florida 33760

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $1,021,867 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 5% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 11, 2025 the Registrant had 274,258,460 outstanding shares of its common stock, $0.001 par value.

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

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

Item 1. Description of Business

Overview

Description of Business

NAPC Defense, Inc. (the “Company”) was incorporated in the State of Nevada on January 24, 2016 as Beliss Corp. The Company changed its name on April 1, 2024, to NAPC Defense, Inc. with the State of Nevada to reflect its new business focus. The Company is engaged in activities in the defense and security industries, including weapons systems, tactical platforms such as CornerShot®, and other technologies designed for use by military, paramilitary, and law enforcement agencies.

The Company’s strategy includes:

●	Weapons Systems – Development and adaptation of specialized firearms platforms, including the CornerShot® system, which allows operators to engage threats from protected positions.

●	Non-Lethal Solutions – Exploration and development of non-lethal weapons designed for law enforcement and crowd control, providing alternatives to traditional force.

●	Protective Systems – Research and potential acquisition of protective technologies, including ballistic shields, armor solutions, and personal protective equipment for defense and security personnel.

●	Research and Development (R&D) – Establishing partnerships and internal programs to identify emerging defense technologies and advance them toward commercialization.

●	Contracting and Distribution – Positioning to work with U.S. and allied defense agencies, law enforcement agencies, and approved international partners to supply equipment and tactical solutions.

Through these efforts, the Company intends to build a diversified portfolio of defense-related technologies, both through internal development and through acquisitions or licensing of proven systems, to serve government, military, and security clients worldwide.

Corporate History

NAPC Defense, Inc. (the “Company”) was incorporated in the State of Nevada on January 24, 2016 as Beliss Corp. On April 1, 2024, the Company changed its name to NAPC Defense, Inc. to reflect its transition into the defense and security sector. Since the name change, the Company has focused exclusively on developing, licensing, and distributing advanced defense and security technologies for use by military, law enforcement, and government agencies.

The Company will produce and supply CornerShot® units under license from Silver Shadow of Israel to overseas militaries and governments, subject to U.S. government approvals, as well as to U.S.-based law enforcement agencies. In addition, the Company intends to leverage established supplier relationships for the sourcing and sale of personal ballistic protection equipment, including helmets, bullet-resistant vests, and shields, for both domestic and international clients.

The Company is also engaged in the procurement and distribution of small-caliber arms, including rifles and pistols, along with newly developing firearms technologies. Further initiatives include brokering the supply of larger-scale ammunition and artillery through approved overseas channels for sale to U.S. allies and other authorized purchasers. The Company is likewise pursuing opportunities in the brokering and distribution of armored vehicles for both domestic use and international markets.

In March of 2024, the board determined and entered into an acquisition agreement for the acquisition of the rights, intellectual property, and associated contracts, letters of intent, and assets from Native American Pride Constructors, LLC for acquisition of certain rights to sale and production of the CornerShot firearms and surveillance technology, owned by Silver Shadow of Israel and licensed to Native American Pride Constructors LLC (Native American), and other associated leads and rights into the defense industry, including munitions brokering overseas under United States State Department Approval for artillery, rocket, and other munitions sales from off shore sources to U.S. approved allies and other countries. Native American held rights to a number of ATF licenses for sale and production of arms, was a party to a transaction for potential contract and sale of the Cornershot to Saudi Arabia and for sale in the US, and held large access to broker munitions under US approval overseas, from foreign sourced to US Allies and approved countries.

In addition, NAPC Defense, Inc. intends to eventually develop other defense lines of technology including small arms, suppressor technology development business, and other items of opportunity held by Native American Pride Constructors LLC, the board determined that an acquisition agreement of such rights was in the best interest of the Company to pursue as an additional business direction while maintaining its treasure related business. Such agreement was reached on March 26, 2024, however, was subject to further diligence and verification of the list of acquired rights and business plans with a close out date of May 1, 2024 and sign off by NAPC Defense, Inc./BLIS by the CEO for release of the consideration to be made for the purchase of such rights. The board concluded that the addition of this business direction was in the best interest of the Company, regardless of the specific acquisition transaction closing. Pursuant to the March 26, 2024 agreement such acquisition of rights was made for 95,000,000 shares of common stock to be distributed upon approval by NAPC Defense, Inc../BLIS to enumerated parties at such time being May 1, 2024 or after. Such shares were not to be distributed to Native American upon release, so there was no change in control to Native American. There was an acquisition of such rights, intellectual property, sales leads, letters of intent, contract rights and leads, and other matters set forth in such agreement to gain the rights from Native American Pride and change the Company’s name to its new defense line of work to NAPC Defense, Inc. but still maintain the treasure business on a more limited basis.

Such shares were subject to release by the Company upon approval of the business lines, by the then current but now former CEO and Director. Such shares did not cause a change in ownership control by any majority shareholder and have been under the rights as set forth in the acquisition agreement.

NAPC Defense, Inc. was able to secure the rights to the following items as part of the deal:

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

At April 30, 2025 NAPC Defense, Inc. decided to discontinue its treasure and shipwreck recovery business in order to focus on its defense related business.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Description of Property

We do not own any real estate or other properties.

Item 3. Legal Proceedings

The Company is not presently involved in any litigation, except as noted below, nor is it aware of any pending or threatened litigation against us of a material nature.

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that the Company did not follow through on a contract for their services related to its Regulation A offering in 2022. The Company has defended and is defending such on the basis that Delmar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of April 30, 2025, the suit was pending dismissal for lack of prosecution.

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

Our stock price fluctuated between $0.0487 and $0.0004 for the year ended April 30, 2025 and $0.0440 and $0.0044 for the year ended April 30, 2024. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The following table reflects the high and low prices of our stock for each quarter during the periods ended April 30, 2025 and 2024:

Quarter Ended	High Price	Low Price
July 31, 2023	0.0440	0.0200
October 31, 2023	0.0290	0.0083
January 31, 2024	0.0150	0.0044
April 30, 2024	0.0300	0.0046
July 31, 2024	0.0487	0.0100
October 31, 2024	0.0268	0.0123
January 31, 2025	0.0210	0.0050
April 30, 2025	0.0179	0.0004

Approximate Number of Holders of Common Stock

At April 30, 2025, there were 238,251,927 issued and outstanding shares of common stock held by a total of 100 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2025 and 2024.

Recent Sales and Other Issuances of Unregistered Securities

Purchase or Sale of our Equity Securities by Officers and Directors

During the years ended April 30, 2025 and 2024 there have been no sales of securities to officers and directors.

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

Critical Accounting Estimates

Impairment of long-lived and intangible assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended April 30, 2025 the Company’s Management determined that three of its vessels were impaired and the Company wrote down the carrying value of the vessels of $140,296 to $0, included in the loss from discontinued operations.

Non-cash equity grants

The Company recognizes all share-based payments to employees and service providers, including grants of employee stock options, as compensation expense in the audited financial statements based on their fair values. That expense will be recognized over the period during which an employee or service provider is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or immediately if the share-based payments vest immediately.

Results of operations

We have incurred recurring losses to date. Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from the issuance date of these financial statements.

Summary of the Year Ended April 30, 2025 Results of Operations Compared to the Year Ended April 30, 2024 Results of Operations

Revenue

The Company recorded revenue of $0 and during the years ended April 30, 2025 and 2024, respectively.

Operating Expenses

During the year ended April 30, 2025, the Company incurred general and administrative expense of $1,832,398, rent expense of $315,070, consulting and accounting expense of $274,864, legal fees of $42,942, research and development expenses of $15,632, and professional fees of $4,054.

During the year ended April 30, 2024, the Company incurred consulting and accounting expense of $248,722, general and administrative expense of $94,345, legal fees of $17,040, professional fees of $14,300, and rent expense of $9,600.

Total operating expenses were $2,484,960 for the year ended April 30, 2025 versus $384,007 for the year ended April 30, 2024, an increase of $2,100,953 in 2025 or 547.1%. The increase in operating expenses for the year ended April 30, 2025 is largely attributable to increases in general and administrative expense of $1,738,053 which includes impairment expense of $1,755,296, rent expense of $305,470, consulting and accounting expense of $26,142, legal fees of $25,902, and research and development of $15,632. These increases offset decreases in professional fees of $10,246.

Other Expenses

Total other expenses were $748,307 during the year ended April 30, 2025 and $128,266 during the year ended April 30, 2024, an increase of $620,041 or 483.4% in 2025. Other expenses increased during the year ended April 30, 2025 primarily due to increases of $314,772 for financing fees, $248,667 for amortization of debt discount, $57,646 decrease in interest expense, $67,000 for fair value of warrants , and $47,998 for loss on extinguishment of debt.

Total other expenses were $128,266 during the year ended April 30, 2024 which was all related to interest expenses.

Discontinued Operations

During the year ended April 30, 2025, the Company had a loss from operations of discontinued operations of $143,732.

During the year ended April 30, 2024, the Company had a loss from operations of discontinued operations of $199,713.

Net Loss

For the year ended April 30, 2025 the Company incurred net losses of $3,376,999 versus net losses of $711,986, for the year ended April 30, 2024. The increase in net loss of $2,665,013 during the year ended April 30, 2025 was due to increases in operating expenses and other expenses.

Deemed Dividend

During the year ended April 30, 2025, the Company had a deemed dividend of $82,913 related to a price protection exercise price adjustment on warrants.

Net Loss Applicable To Common Stockholders

During the year ended April 30, 2025, net loss applicable to common stockholders was $3,459,912. During the year ended April 30, 2024, net loss applicable to common stockholders was $711,986.

Liquidity and Capital Resources and Cash Requirements

Liquidity and capital resources

As at April 30, 2025, our total assets were $16,452.

As at April 30, 2025, our current liabilities were $1,163,126 and stockholders’ deficit was $1,146,674.

As of April 30, 2025, we had a net working capital deficit of $1,146,674.

Cash flows from operating activities

For the year ended April 30, 2025 net cash flows used in operating activities was $797,225

For the year ended April 30, 2024 net cash flows used in operating activities was $340,738.

The increase in cash used in operating activities is primarily attributable to an increase in net loss.

Cash flows from financing activities

For the year ended April 30, 2025 cash flows provided by financing activities were $809,037.

For the year ended April 30, 2024 cash flows provided by financing activities were $134,016.

The increase in cash provided by financing activities is attributable to an increase in proceeds from convertible notes payable and cash proceeds from the sale of common stock.

We qualify as a “smaller reporting company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

For example, smaller reporting companies are not required to provide a compensation discussion and analysis under Item 402(b) of Regulation S-K or the auditor attestation of internal controls over financial reporting.

Future Financings

The Company will continue to rely on equity sales of common shares and debt, including convertible promissory notes, in order to continue to fund business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that the Company will achieve any additional sales of equity securities or arrange for debt or other financing to fund planned operations.

Convertible Promissory Note Dilution

The Company’s convertible notes payable may result in significant dilution to the current shareholders and result in a decrease in the price of the Company’s stock. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. There are additional terms and conditions contained in the notes that could result in the Company being required to issue a significant amount of shares and/or warrants to the lenders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a substantial decrease in the market price of the Company’s shares.

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At April 30, 2025, the Company had a working capital deficit of $1,146,674. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from the issuance date of these financial statements.

The Company may not be able to continue as a going concern. The report of our independent auditors for the years ended April 30, 2025 and 2024 raises substantial doubt as to our ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company will be lost.

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

Recently Issued Accounting Pronouncements

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see "Note 3: Recent Accounting Pronouncements" in the consolidated financial statements filed with this Annual Report.

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

Item 8. Financial Statements and Supplementary Data

NAPC Defense, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

NAPC Defense, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NAPC Defense, Inc. (the “Company”) as of April 30, 2025, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss and cash used in operations since inception, and a working capital deficit of $1,146,674, at April 30, 2025. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2025.

Boca Raton, Florida

September 11, 2025

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

PCAOB Firm ID#6920 Tampa, Florida
August 13, 2024

3702 W Spruce St #1430 • Tampa, Florida 33607 • +1.813.441.9707

NAPC Defense, Inc.
CONSOLIDATED BALANCE SHEETS
As of April 30, 2025 and 2024

	April 30, 2025	April 30, 2024
ASSETS

Current assets:
Cash	$11,812	$-
Prepaid listing fees	4,640	-
Prepaid consulting fees	-	54,599
Total current assets	16,452	54,599

Prepaid product rights	-	1,615,000
Security deposit	-	1,000
Assets of discontinued operations, non-current	-	143,732
Total Assets	$16,452	$1,814,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,000	$17,536
Accrued interest	115,996	287,577
Related party advances	17,726	-
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	806,787	483,641
Short term loans	22,925	2,700
Related party short term loans	51,000	20,225
Related party convertible loans	64,992	174,681
Contingent liabilities	50,000	50,000
Total current liabilities	1,163,126	1,045,060

Total Liabilities	1,163,126	1,045,060

Commitments and Contingencies (Note 7)

Stockholders’ Deficit (Equity)
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001; 500,000,000 shares authorized, 238,251,927 and 168,400,302 shares issued and outstanding at April 30, 2025 and 2024, respectively	238,269	168,416
Common stock to be issued (1,187,500 and 687,500 shares at April 30, 2025 and 2024)	120,432	118,500
Additional paid-in capital	6,942,106	5,469,924
Accumulated deficit	(8,447,481)	(4,987,569)
Total Stockholders’ Deficit (Equity)	(1,146,674)	769,271

Total Liabilities and Stockholders’ Equity	$16,452	$1,814,331

See accompanying notes to the consolidated financial statements.

NAPC Defense, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 30, 2025 and 2024

	For the Years Ended
	April 30, 2025	April 30, 2024
Revenue	$-	$-
Gross profit	-	-

Operating expenses
General and administrative	1,832,398	94,345
Rent	315,070	9,600
Consulting and accounting	274,864	248,722
Legal fees	42,942	17,040
Research and development	15,632	-
Professional fees	4,054	14,300
Boat expenses	-	-
Labor	-	-
Total operating expenses	2,484,960	384,007

Net loss from operations	(2,484,960)	(384,007)

Other income (expense)
Amortization of debt discount	(248,667)	-
Financing fees	(314,772)	-
Loss on extinguishment of debt	(47,998)	-
Gain on extinguishment of debt	750	-
Fair value of warrants issued	(67,000)	-
Interest expense	(70,620)	(128,266)
Total other income (expense)	(748,307)	(128,266)

Net loss from continuing operations	(3,233,267)	(512,273)

Discontinued operations
Loss from operations of discontinued operations	(143,732)	(199,713)
Total discontinued operations	(143,732)	(199,713)

Loss before income taxes	(3,376,999)	(711,986)

Provision for income tax	-	-

Net loss	$(3,376,999)	$(711,986)

Deemed dividend	(82,913)	-

Net loss applicable to common stockholders	$(3,459,912)	$(711,986)

Basic and diluted net loss per share – Continuing operations	$(0.02)	$(0.01)

Basic and diluted net loss per shares – Discontinued operations	$(0.00)	$(0.00)

Basic and diluted net loss per share applied to common stockholders	$(0.02)	$(0.01)

Net Loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	200,548,989	67,014,702

See accompanying notes to the consolidated financial statements.

NAPC Defense, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Years ended April 30, 2025 and 2024

	Preferred Stock		Common Stock			Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	to be Issued	Capital	Deficit	Equity (Deficit)
Balance - April 30, 2023	51	$-	43,815,090	$43,186	687,500	$118,500	$3,314,146	$(4,275,583)	$(799,121)

Common stock issued for services	-	-	9,000,000	9,000	-	-	238,800	-	247,800

Conversion of debt and interest to common stock	-	-	20,585,212	20,600	-	-	346,978	-	367,578

Exploration investment	-	-	-	-	-	-	50,000	-	50,000

Shares issued for investment	-	-	95,000,000	95,000	-	-	1,520,000	-	1,615,000

Net loss	-	-	-	-	-	-	-	(711,986)	(711,986)

Balance - April 30, 2024	51	-	168,400,302	168,416	687,500	118,500	5,469,924	(4,987,569)	769,271

Common stock and warrants issued for cash	-	-	3,659,524	3,660	-	-	91,340	-	95,000

Conversion of debt and interest to common stock	-	-	26,843,134	26,844	-	-	569,160	-	596,004

Common stock issued as commitment fees	-	-	31,596,430	31,596	500,000	1,932	115,080	-	148,608

Relative fair value of warrants issued with convertible notes payable	-	-	-	-	-	-	292,832	-	292,832

Common stock issued for finance fees	-	-	4,902,537	4,903	-	-	243,147	-	248,050

Common stock issued for services	-	-	1,100,000	1,100	-	-	12,460	-	13,560

Cashless exercise of warrants	-	-	1,750,000	1,750	-	-	(1,750)	-	-

Fair value of warrants issued	-	-	-	-	-	-	67,000	-	67,000

Deemed dividend from warrant price protection	-	-	-	-	-	-	82,913	(82,913)	-

Net loss	-	-	-	-	-	-	-	(3,376,999)	(3,376,999)

Balance - April 30, 2025	51	$-	238,251,927	$238,269	1,187,500	$120,432	$6,942,106	$(8,447,481)	$(1,146,674)

See accompanying notes to the consolidated financial statements.

NAPC Defense, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30, 2025 and 2024

	For the Years Ended
	April 30, 2025	April 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,376,999)	$(711,986)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	3,436	17,222
Stock compensation	13,560	193,201
Amortization of debt discount	248,667	-
Financing fees	314,787	-
Loss on impairment of assets	1,755,296	-
Loss on extinguishment of debt	47,998	-
Fair value of warrant issued	67,000	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	49,959	-
Increase (decrease) in deposits	1,000	-
Increase (decrease) in accounts payable	7,464	4,594
Increase (decrease) in accrued interest payable	70,607	156,231
Net cash provided by (used in) operating activities	(797,225)	(340,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from sale of common stock and warrants	95,000	-
Proceeds from convertible notes payable	705,000	-
Proceeds from short-term loans related party	77,000	84,016
Proceeds from related party advances	17,726	50,000
Payment of short-term loans related party	(26,000)	-
Payments of related party convertible loans	(59,689)	-
Net cash provided by (used in) financing activities	809,037	134,016

Net change increase in cash	11,812	(206,722)

Cash - beginning of the period	-	206,722

Cash - end of the period	$11,812	$-

Supplemental disclosures of cash flows
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Warrants issued with convertible notes	$292,832	$-
Conversion of notes payable & accrued interest	$596,004	$367,578
Common stock issued as commitment fees recorded as debt discount	$144,108	$-
Deemed dividend	$82,913	$-
Product rights prepaid in common stock	$-	$1,615,000

See accompanying notes to the consolidated financial statements.

NAPC Defense, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended April 30, 2024 and 2023

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Corporate History

NAPC Defense, Inc. was incorporated in the State of Nevada on January 24, 2016 as Beliss Corp. On April 1, 2024, the Company changed its name to NAPC Defense, Inc. with the State of Nevada to reflect its focus on the military arms and law enforcement field. The Company will produce and supply CornerShot® units under license from Silver Shadow of Israel to overseas militaries and governments, subject to U.S. Government approval, as well as to U.S.-based law enforcement agencies. The Company is pursuing contracts for the CornerShot® system as well as developing its own proprietary line of small arms, including pistols, for commercial and government sales.

Additionally, the Company has entered into partnerships for the distribution of ballistic protection products through Extremis, and less-than-lethal products with Lamperd Less Lethal of Canada.

The Company also intends to sell and has direct lines of sourcing personal ballistics protection for personnel, such as helmets, bullet resistant vests and shields for overseas sale and domestic sale to US entities. In addition, the Company will use contacts and sources for the sale of small caliber arms in form of rifles and pistols including newly developing technologies and products for overseas and domestic sales. Other areas of brokering existing contacts from overseas of larger scale ammunition and artillery from overseas sources is being followed from known sources of supply for brokered sales to US approved allies and other countries. The brokering of armored vehicles for domestic purchase and overseas sales is also being pursued. The Company has developed and will continue to develop its own line of silencers and small arms in pistols, while it has entered into additional fields of ballistics and other less than lethal products, as well as pursuit of numerous other categories of law enforcement and defense related technologies. The company has disposed of most all former business line related assets and is focused solely on Defense and other related industries since April 30, 2025 reporting date.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses and used net cash in its operations since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from the issuance date of these financial statements. Management’s plans include raising capital through the equity markets to fund operations and the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At April 30, 2025, the Company had a net working capital deficit of $1,146,674. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these financial statements; however, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Convertible Notes Payable and Notes Payable, in Default

The Company does not have additional sources of debt or equity financing to refinance or pay off its notes payable that are currently in default. If the Company is unable to obtain additional capital, such lenders may file suit, including suit to foreclose on the assets held as collateral for the obligations arising under the secured notes. If any of the lenders file suit to foreclose on the assets held as collateral, then the Company may be forced to significantly scale back or cease its operations which would more than likely result in a complete loss of all capital that has been invested in or borrowed by the Company.

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

Principles of Consolidation

The consolidated financial statements include the consolidated accounts of NAPC Defense, Inc. and its wholly-owned subsidiaries, NAPC Defense Media Group, Inc. and TSR Holdings, Inc. NAPC Defense Media Group, Inc. and TSR Holdings, Inc. do not have any operations. Intercompany transactions and balances have been eliminated.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the years ended April 30, 2025 and 2024 include valuation of property, plant and equipment, valuation of intangible assets, valuation allowances against deferred tax assets, and the fair value of non cash equity transactions.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. These related to (i) reclassifications from fixed assets, net of depreciation to assets of discontinued operations, non-current, (ii) reclassification between short term loans and related party short term loans, (iii) reclassification between short-term loans and related party convertible loans, (iv) reclassification of operating expenses to loss from operations of discontinued operations, and (v) reclassification from unearned compensation to prepaid consulting fees. For the year ended April 30, 2024, fixed assets, net of depreciation changed from $143,732 per filed to $0 per revised. The amount of $143,732 was reclassified to assets of discontinued operations, non-current. For the year ended April 30, 2024, short terms loans of $63,791 were reclassified to related party convertible loans. For the year ended April 30, 2024, short term loans changed from $22,925 per filed to $2,700 per revised. For the year ended April 30, 2024, related party short term loans changed from $0 per filed to $20,225 per revised. For the year ended April 30, 2024, boat expense and labor expense changed from $108,499 and $73,992, respectively per filed to $0 per revised. The total amount of $199,713 was reclassified to loss from operations of discontinued operations. This caused the operating expenses to change from $583,720 per filed to $384,007. For the year ended April 30, 2024, $54,599 was reclassified from unearned compensation to prepaid consulting fees.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at April 30, 2025 and 2024. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of April 30, 2025, the Company had $0 in excess of the FDIC insured limit.

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

The potentially dilutive common stock equivalents for the years ended April 30, 2025 and 2024 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of April 30, 2025 and 2024, there were approximately 127,072,970 and 11,867,909 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and interest, certain notes payable and notes payable – due to related parties, approximate their fair values because of the short maturity of these instruments.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. Identified intangible assets are reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended April 30, 2025 the Company’s Management determined that three of its vessels were impaired and the Company wrote down the carrying value of the vessels of $140,296 to $0, included in the loss from discontinued operations.

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

In March of 2024 the Company issued 95,000,000 shares of its restricted common stock valued at $1,615,000 to NAPC, LLC which was shown on the accompanying consolidated balance sheet as prepaid asset as of April 30, 2024. The shares were issued for the purchase of the product rights, expertise and knowledge necessary to commercialize the product rights, and were subject to issuance under control of the Company’s prior President until sign off and final determination of certain contingent terms and conditions. The shares were valued based on the closing price of the Company’s stock on the date of the agreement. Upon completion of due diligence and a verification of certain terms and conditions, the deal closed and the shares issued to NAPC, LLC were reclassified from a prepaid asset to intellectual property. NAPC Defense, Inc.’s management has determined that the intellectual property should be impaired based on the Company not having closed sales and licensing deals for CornerShot and related products and services as of April 30, 2025. Accordingly, the Company elected to write down the value of the intellectual property to $0 which is included in general and administrative expenses in the statement of operations for the year ended April 30, 2025.

Stock Based Compensation to Employees and Service Providers

The Company recognizes all share-based payments to employees and service providers, including grants of employee stock options, as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee or service provider is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or immediately if the share-based payments vest immediately.

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

Convertible Notes

Given that the Convertible Notes, Warrants and Common Stock (“Commitment Shares”) that were issued in a singular transaction are not subject to subsequent fair value accounting treatment, Management determined the relative fair value method shall be used for allocating the proceeds of the transaction. Under the relative fair value method, the instrument being analyzed is allocated a portion of the proceeds based on its fair value to the sum of the fair value of all the instruments covered in the allocation.

Customer Deposits

Customer deposits are an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of April 30, 2025 and 2024.

Leases

The Company accounts for leases under ASU 842. At the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease right of use (“ROU”) assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is presented in operating expenses on the consolidated statements of operations.

Finance leases are recorded as a finance lease liability and property, plant and equipment asset, based on the present value of lease payments. The asset is depreciated, and the liability is amortized with interest expense incurred over the life of the lease.

As permitted under the guidance, the Company has made an accounting policy election not to apply the recognition provisions of the guidance to short term leases (leases with a lease term of twelve months or less that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise); instead, the Company will recognize the lease payments for short term leases on a straight-line basis over the lease term.

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

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. The results of discontinued operations are aggregated and presented separately in the Consolidated Statement of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheet, including the comparative prior year period.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, and historical results of our wholly-owned subsidiaries, NAPC Defense Media Group, Inc,, and TSR Holdings, Inc. The discontinued operations exclude general corporate allocations.

Segment Information

In November 2023, the FASB issued ASU 2023-07, *Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures*, enhancing segment expense transparency. The Company has adopted this standard in the current fiscal year. The Company has determined that it has one reportable segment, which includes defense related business including generating revenue and incurring expenses. The Company will focus on the production and supply of CornerShot® units under license from Silver Shadow of Israel to overseas militaries and governments, subject to U.S. Government approval, as well as to U.S.-based law enforcement agencies. The single segment was identified based on how the Chief Operating Decision Maker, who the Company has determined to be its Chief Executive Officer, manages and evaluates performance and allocates resources.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the financial statements.

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 in its fourth quarter of 2026. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method.

All other recent accounting pronouncements are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – INTELLECTUAL PROPERTY INCLUDING PRODUCT RIGHTS, CONTRACTUAL RIGHTS AND RELATED INFORMATION

On March 26, 2024 The Company entered into an Agreement for Acquisition (the “Agreement”) with a disabled veteran Native American and woman owned limited liability company, Native American Pride Constructors, LLC, (“NAPC, LLC”) that is involved with government construction contracts as its primary business, and has access to a license opportunity with intellectual property rights as held, the business leads, letter of intent for overseas sales overseas opportunity for Saudi Arabia, other foreign sales of arms related items under US approved transactions, and matters specified in the agreement subject to final approval of the enumerated items, to be acquired by the Company and in exchange for restricted common share of the Company. The Board determined that it would enter the defense and law enforcement arena as an additional business realm and is only acquiring rights to defense related product rights and the complimentary knowledge, expertise, experience and business contacts in order to manufacture, market, distribute and broker the product. The Company did not acquire any interest in the limited liability company, but starting its own defense related business, while purchasing the product rights.

In March of 2024 the Company issued 95,000,000 shares of its restricted common stock valued at $1,615,000 to NAPC, LLC which was shown on the accompanying consolidated balance sheet as prepaid asset as of April 30, 2024. The shares were issued for the purchase of the product rights, expertise and knowledge necessary to commercialize the product rights, and were subject to issuance under control of the Company’s prior President until sign off and final determination of certain contingent terms and conditions. The shares were valued based on the closing price of the Company’s stock on the date of the agreement. Upon completion of due diligence and a verification of certain terms and conditions, the deal closed and the shares issued to NAPC, LLC were reclassified from a prepaid asset to intellectual property. NAPC Defense, Inc.’s management has determined that the intellectual property should be impaired based on the Company’s not having closed sales and licensing deals for CornerShot and related products and services as of April 30, 2025. Accordingly, the Company impaired the balance of $1,615,000 of the intellectual property to $0 which is included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended April 30, 2025.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Related Party Convertible Loans

An officer of the Company provided a loan to NAPC Defense, Inc., under a convertible promissory note in the year ended April 30, 2022. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of April 30, 2025 and 2024.

On April 20, 2022, the Company entered into a convertible note payable with an individual who was a member of the Company’s Board of Directors. The convertible note payable, with a face value of $50,000, bears interest at 10% per annum and was due on July 21, 2022. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversion rate of $0.05. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a significant decrease in the market price of the Company’s shares. This convertible promissory note was converted to common stock during the year ended April 30, 2024.

On February 1, 2024 the Company entered into a master convertible corporate note agreement with Native American Pride Constructors, LLC (“NAPC, LLC”). NAPC, LLC advanced $63,791 to NAPC Defense, Inc. during the year ended April 30, 2024 to cover various operating expenses. The loan balance is convertible into the shares of NAPC Defense, Inc. at the discretion of the NAPC, LLC at a rate of $0.03 per share. The note does not pay interest and there is no specific time frame for repayment of the principal balance. During the year ended April 30, 2025 the Company repaid $59,689 of principal to NAPC, LLC. The balances owed on the note were $4,102 and $63,791 at April 30, 2025 and April 30, 2024, respectively.

Related Party Short Term Loans

On November 19, 2024 a shareholder provided a loan to NAPC Defense, Inc., in the amount of $16,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The Company repaid the loan and the balance due to the shareholder was $0 as of April, 30, 2025.

On December 16, 2024 an officer of the Company provided a loan to NAPC Defense, Inc., in the amount of $10,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The Company repaid the loan and the balance due to the officer was $0 as of April, 30, 2025.

On February 28, 2025 a limited liability company controlled by a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $6,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The balance due was $6,000 as of April, 30, 2025.

On March 04, 2025 a limited liability company controlled by a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $15,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The balance due was $15,000 as of April, 30, 2025.

On March 11, 2025 a limited liability company controlled by a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $30,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The balance due was $30,000 as of April, 30, 2025.

Short Term Loans

As of April 30, 2025 and April 30, 2024, the Company had short term loans totaling $22,925 and $2,700 respectively. For the year ended April 30, 2025 short term loans consist of two loans totaling $2,700 and $20,225. These two loans are unsecured, non-interest bearing and due on demand.

Year Ended April 30, 2025 New Convertible Notes Payable

On June 14, 2024, the Company entered into a convertible promissory note agreement with respect to the sale and issuance of: (i) an initial financing fee in the amount of 1,071,430 shares of the Company’s restricted common stock, and(ii) a promissory note in the aggregate principal amount of $150,000 and (iii) warrants to purchase 5,357,143 shares at $0.028. The company received proceeds of $135,000 resulting in an original issue discount of $15,000. The convertible promissory note has a due date of June 14, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.028. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $13,199 and $65,742 respectively. The resulting debt discount on this note was $93,941

On July 3, 2024, the Company entered into a convertible promissory note agreement with respect to the sale and issuance of: (i) an initial financing fee in the amount of 125,000 shares of the Company’s restricted common stock, and (ii) a promissory note in the aggregate principal amount of $75,000 and (iii) warrants to purchase 2,678,572 shares at $0.028. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note has a due date of July 3, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.028. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $1,642 and $35,040 respectively. The resulting debt discount on this note was $ 44,182.

On August 12, 2024 the Company entered into a convertible promissory note with a face value of $30,000, an annual rate of interest of 6% that is convertible into shares of common stock at $0.02, and that is due on February 12, 2025. The Company also issued stock warrants to the note holder to purchase 1,500,000 shares of the Company’s common stock at $0.02. This note is currently in default due to non payment of principle and accrued interest. The common stock was recorded at its relative fair value of $13,090 as a debt discount.

On October 17, 2024, the Company entered into a convertible promissory note with respect to the sale and issuance of: (i) an initial financing fee in the amount of 750,000 shares of the Company’s restricted common stock, (ii) a promissory note in the aggregate principal amount of $75,000, and (iii) common stock warrants to purchase 3,750,000 shares of the Company’s common stock at $0.02. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note has a due date of October 17, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.02. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $6,833 and $30,258 respectively. The resulting debt discount on this note was $44,591.

On December 16, 2024 the Company entered into a convertible promissory note with a face value of $10,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 15, 2025. The company received proceeds of $9,000 resulting in an original issue discount of $1,000. The Company also issued 1,000,000 shares of common stock and stock warrants, to the note holder to purchase 1,000,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $4,097 for the common stock and $3,513 for the warrants. The resulting debt discount for this note was $8,610.

On December 18, 2024 the Company entered into a convertible promissory note with a face value of $15,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 18, 2025. The company received proceeds of $13,500 resulting in an original issue discount of $1,500. The Company also issued 1,500,000 shares of common stock and stock warrants, to the note holder to purchase 1,500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $6,124 for the common stock and $5,132 for the warrants. The resulting debt discount for this note was $12,756.

On December 18, 2024 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 18, 2025. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants, to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $2,041 for the common stock and $1,711 for the warrants. The resulting debt discount for this note was $4,252.

On December 20, 2024 the Company entered into a convertible promissory note with a face value of $250,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 19, 2025. The company received proceeds of $225,000 resulting in an original issue discount of $25,000. The Company also issued 25,000,000 shares of the common stock and stock warrants to the note holder to purchase 25,000,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $102,202 for the common stock and $86,387 for the warrants. The resulting debt discount for this note was $213,589.

On January 16, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on January 15, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $2,049 for the common stock and $1,809 for the warrants. The resulting debt discount for this note was $4,358.

On January 30, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on January 29, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $2,058 for the common stock and $1,764 for the warrants. The resulting debt discount for this note was $4,322.

On March 19, 2025 the Company entered into a convertible promissory note with a face value of $75,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 31, 2025. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The Company also issued stock warrants to the note holder to purchase 1,875,000 shares of the Company’s common stock at $0.02. The warrants were recorded at their relative fair value of $22,274. The resulting debt discount for this note was $29,774.

On March 19, 2025 the Company entered into a convertible promissory note with a face value of $75,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 31, 2025. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The Company also issued stock warrants to the note holder to purchase 1,875,000 shares of the Company’s common stock at $0.02. The warrants were recorded at their relative fair value of $22,274. The resulting debt discount for this note was $29,774.

On April 18, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on April 19, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,931 for the common stock and $1,919 for the warrants. The resulting debt discount for this note was $4,349.

On April 30, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on May 1, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,932 for the common stock and $1,919 for the warrants. The resulting debt discount for this note was $4,351.

Convertible Notes Payable From Prior Periods

On May 5, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with an original face value of $150,000, including a $15,000 original issue discount, bears interest at 10.0% per annum and was due on May 5, 2023. The Company issued 8,354,717 shares of the its restricted common stock for the conversion of $150,000 of the principal balance, $23,916 of accrued interest, and $60,000 of fees for this note. The transaction completely settled the note and the principle balance of the note at April 30, 2025 is $0.

On May 19, 2021, the Company entered into a convertible note payable with a corporation. The note payable, had an original face value of $150,000, including a $15,000 original issue discount, bears interest at 10.0% per annum and was due on February 19, 2023. This note is currently in default due to non payment of principle and accrued interest. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. During the year ended April 30, 2025 the Company made a $64,280 adjustment to the principal balance of this note to account for fees and interest charged by the lender. The Company issued 3,121,750 shares of its restricted common stock for the conversion of $34,280 of principal, $76,537 of accrued interest, and $1,730 of fees of this note. The principle balance of the note at April 30, 2025 is $180,000.

On December 6, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with an original face value of $70,666, including a $17,666 original issue discount, bears interest at 15.0% per annum and was due on February 6, 2023. This note is currently in default due to non payment of principle and accrued interest. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. During the year ended April 30, 2025 the Company made a $56,533 adjustment to the principal balance of this note to account for fees and interest charged by the lender. The Company issued 9,500,000 shares of its restricted common stock valued at $110,000 for the conversion of $67,139 of the principal balance and $69,055 of accrued interest of this note. The principle balance of the note at April 30, 2025 is $60,060.

On August 1, 2023, the Company entered into a convertible note payable with an individual who at the time was a member of the Company’s Board of Directors until the individual resigned from the Board on March 27, 2024. The note payable, with a face value of $50,000, bears interest at 10.0% per annum and was due on August 1, 2024. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversion rate of $0.01. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. The principal balance of the convertible promissory note payable was $50,000 at April 30, 2025 and April 30, 2024. The loan balance of $50,000 was included in the convertible loans payable, related party at April 30, 2024.

Convertible Promissory Note Settlement

Year Ended April 30, 2025

On May 1, 2024, the Company agreed to issue 5,866,667 shares of the its restricted common stock valued at $173,653 to settle the principal balance of $112,975 and accrued interest of $12,681 for a convertible promissory note dated 04/26/21. The transaction completely settled the loan, the balance of the note at April 30, 2025 is $0.

Year Ended April 30, 2024

During the year ended April 30, 2024, the Company issued 10,083,007 shares of its restricted common stock valued at $173,653 to settle the principal balance of $112,975 and accrued interest of $12,681 for a convertible promissory note dated 05/07/21. The transaction completely settled the loan, the balance of the note at April 30, 2024 was $0.

Convertible Notes Payable

The following table reflects the convertible notes payable as of April 30, 2025 and April 30, 2024:

	Issue Date	Maturity Date		April 30, 2025 Principal Balance	April 30, 2024 Principal Balance	Rate	Conversion Price
Convertible notes payable
	04/26/2021	04/26/2023	*	$-	$112,975	15.00%	$0.028
	05/05/2021	05/05/2022	*	-	150,000	10.00%	0.100
	05/19/2021	02/19/2023	*	180,000	150,000	10.00%	0.010
	12/06/2021	02/06/2023	*	60,060	70,666	15.00%	0.010
	08/01/2023	03/27/2024	*	50,000	-	10.00%	0.010
	06/16/2024	06/16/2025		150,000	-	10.00%	0.028
	07/03/2024	07/03/2025		75,000	-	10.00%	0.028
	08/12/2024	08/12/2025		30,000	-	10.00%	0.020
	10/17/2024	10/17/2025		75,000	-	10.00%	0.020
	12/16/2024	12/25/2025		10,000	-	10.00%	0.020
	12/18/2024	12/18/2025		15,000	-	10.00%	0.020
	12/18/2024	12/18/2025		5,000	-	10.00%	0.020
	12/20/2024	12/19/2025		250,000	-	10.00%	0.020
	01/16/2025	01/15/2026		5,000	-	10.00%	0.020
	01/30/2025	01/29/2026		5,000	-	10.00%	0.020
	03/19/2025	12/31/2025		75,000	-	10.00%	0.020
	03/19/2025	12/31/2025		75,000	-	10.00%	0.020
	04/18/2025	04/19/2026		5,000	-	10.00%	0.020
	04/20/2025	05/01/2026		5,000	-	10.00%	0.020

Unamortized discounts				(263,273)	-
Balance convertible notes payable				$806,787	$483,641

* Notes that were in default as of the year ended April 30, 2025 due to non payment of principle and/or accrued interest.

Accrued Interest

As of April 30, 2025 and 2024, the balance of accrued interest for the Company’s convertible notes payable was $108,059 and $283,975, respectively. As of April 30, 2025 and 2024, the balance of accrued interest for the Company’s related party short term loans was $757 and $0, respectively. As of April 30, 2025 and 2024, the balance of accrued interest for the Company’s short term loans was $7,180 and $3,602, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

On February 20, 2025, the Company filed with the State of Nevada to increase the authorized shares of the Corporation from 300,000,000 common shares to 500,000,000 common shares. Such filing was processed to be effective with the State of Nevada on February 20, 2025. At April 30, 2025 the Company had 500,000,000 authorized shares of common stock.

During the year ended April 30, 2025 NAPC Defense, Inc. issued 69,851,625 shares of the Company’s restricted common stock, including:

-	3,659,524 shares with warrants under subscription agreements for total proceeds of $95,000;

-	20,976,467 shares for $422,351 of principal, interest and fees converted at the contractual conversion rate.

-	5,866,667 shares with a fair value of $173,653 based on the closing market price on the conversion upon conversion of the principle, accrued interest and fees of a convertible note at a conversion price different than the contractual price in the amount of $125,655, resulting in a loss on debt extinguishment of $47,998;

-	31,596,430 shares valued at $148,608 based on the closing price on the date of issuance for loan origination fees and stock subscription commitment fees;

-	4,902,537 shares valued at $284,050 based on the closing market price on the date of issuance for loan financing fees;

-	1,100,000 shares for various services provided, valued at $13,560 based on the closing market price of the common shares on the grant dates; and

-	1,750,000 shares for the cashless exercise of warrants.

Series A Preferred Stock

On May 1, 2020, the Company’s Board authorized the creation of 100 Series A preferred shares. The Series A preferred shares was planned to pay a quarterly payment based upon treasure operations under the former business operations for revenue sharing, which all 100 Series A preferred shares were to receive twenty percent of the operations from recoveries at sea at the time. Each Series A preferred share was priced at $4,000 with a minimum purchase of three Series A preferred shares and are only eligible to be purchased by accredited investors. The Series A preferred shares are not convertible into common shares and are subject to all other restrictions on securities as set forth.

At April 30, 2025 and 2024 the Company had 51 shares of Series A preferred shares outstanding.

Warrants

The following table reflects the warrants outstanding at April 30, 2025 and 2024:

Number of Warrants	Number of Warrants	Weighted- Average Exercise Price	Weighted- Remaining Term
Outstanding at April 30, 2023	7,177,333	$0.09	1.1428
Granted	-
Exercised	-
Cancelled	(5,921,666)
Outstanding at April 30, 2024	1,255,667	$0.25	2.1438
Granted	51,645,715	$0.02	2.2574
Warrants issued under full ratchet price protection	3,214,286	0.02	4.16
Exercised	(3,500,000)
Cancelled	-
Outstanding at April 30, 2025	52,615,668	$0.02	2.46

The 54,860,001 warrants issued during the year ended April 30, 2025 consisted of the following:

•	1,250,000 warrants were issued in connection with subscription agreements;
•	47,035,715 warrants were issued in connection with convertible debt financings;
•	3,360,000 warrants were issued as additional consideration to a prior note holder*; and
•	3,214,286 warrants issued for full ratchet price protection.

*A prior note holder was issued 140,000 warrants in connection with a debt financing from 2021. The Company and the note holder had a verbal agreement to issue this note holder an additional 3,360,000 warrants during the year ended April 30, 2025. These warrant were recorded at their fair value of $67,000. During the year ended April 30, 2025, this warrant holder cashless exercised 3,500,000 warrants which included the 140,000 original warrants and the additional 3,360,000 warrants resulting in the issuance of 1,750,000 shares of common stock.

During the year ended April 30, 2025, the Company recorded a deemed dividend in the amount of $82,913 as a result of 3,214,286 additional warrants issuable due to full ratchet price protection.

Significant range of inputs and results arising from the Black-Scholes process are as follows for the warrants:

Quoted market price on valuation date	$0.0086 - .0347
Exercise price	$0.02 – 0.028
Expected life (in years)	1 - 5 Years

Equivalent volatility	219.18 – 397.40%
Interest rates	3.60 - 4.50%

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of April 30, 2025, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that the Company did not follow through on a contract for their services related to its regulation A offering in 2022. The Company has defended and is defending such on the basis that Del Mar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of April 30, 2025, the suit was pending dismissal and awaiting court dates.

Media Use and License Agreement

On February 5, 2023, the Company entered into a Media Use and License Agreement with a corporation. Under the terms of the Media Use and License Agreement, the Company granted the user entity (the “Licensee”) an exclusive license to use photographic and video rights of NAPC Defense, Inc.’s then treasure recovery activities for use to publicize non-fungible token sales as well as appearances by persons for such publication and sales. The authority to use the works includes the right to visit and photograph or video activities of NAPC Defense, Inc. treasure recovery operations. The Licensee agreed to pay to NAPC Defense, Inc. an initial net rights fee of $85,000. NAPC Defense, Inc. was to be owed a royalty from any net revenue to the Licensee for such amounts of sales over the initial rights payment in the amount of 30% for such net sales for any which shall be calculated within thirty days of annual year end. The Licensor never fully developed the Media related business and as of April 30, 2025, no such activity had occurred, nor is it expected to occur in its former form.

Vessel Loan and Treasure Recovery Agreement

On March 5, 2023, the Company entered into a loan agreement with an individual. Under the terms of the loan agreement, the lender provided a vessel loan to NAPC Defense, Inc. toward the purchase price of a vessel at auction in the amount of $50,000 at a 0% per annum rate of interest. In exchange for the loan, NAPC Defense, Inc. agreed to grant to the lender an amount of treasure recovered from the vessel for the 2023, 2024, and 2025 treasure recovery seasons, at a percentage of recovery from the gross amount, being 1% for each $10,000 loaned to NAPC Defense, Inc. for such purchase up to a maximum of 5% for $50,000, or if less than an even $10,000 increment, then that fraction of such amount as a percentage. In addition, NAPC Defense, Inc. shall allow the lender up to 3% of such treasure recovered for a fourth year, if such amount is required to reach $30,000 or more for such purchase. The lender was also given a lien on the vessel. NAPC Defense, Inc. may never have to pay the lender under this agreement because the Company has discontinued its treasure recovery its operations.

Commercial Office Space Lease Agreement

NAPC Defense Inc. entered into a lease agreement on May 1, 2024 with a related party. On August 1, 2024, the lease agreement was amended to change the term of the lease from fixed period to month-to-month. The base rent of the lease was $25,000 per month. This space is made up of over 8,000 square feet of office and assembly space with a 10,000 square foot warehouse for material and product storage. The lease also has parking spaces for employees and additional spaces for trailers, etc. for the company. See Note 8 – Related Party Transactions. Due to the short term nature of the lease the Company has determined that the lease is not subject to accounting under ASC 842.  Rent expense for the year ended April 30, 2025 was $315,070. At April 30, 2025 the Company had a payable of $25,000 for rent.

NOTE 8 – RELATED PARTY TRANSACTIONS

Period ended April 30, 2025:

On May 1, 2024, NAPC Defense, Inc. entered into a lease agreement for 13,000 square feet of commercial office space and 40,000 square feet of warehousing and parking with a related party, with base month rent of $25,000 (See Note 7).

Period ended April 30, 2024:

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

The Company issued 95,000,000 shares of its restricted common stock valued at $1,615,000 and shown on the accompanying consolidated balance sheet as prepaid product rights as of April 30, 2024 to the limited liability company. The Company elected to classify the shares as a prepaid asset pending the closing of the deal. The shares were issued for purchase of the business rights, leads, and contracts and are subject to issuance under control of the Company’s prior president until sign off and final determination of certain contingent terms and conditions. The shares were valued based on the closing price of the Company’s stock on the date of the agreement. Upon completion of due diligence and a verification of certain terms and conditions, the deal closed and the shares issued to NAPC, LLC were reclassified from a prepaid asset to intellectual property on May 1, 2025. NAPC Defense, Inc.’s management has determined that the intellectual property should be impaired based on the Company not having closed sales and licensing deals for CornerShot and related products and services as of April 30, 2025. Accordingly, the Company impaired the balance of $1,615,000 of the intellectual property to $0 which is included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended April 30, 2025.

In June of 2023, the Company issued to a former related party director, the amount of 2,525,618 shares for debt conversion and satisfaction of a note for $50,000, including $25,769 in accrued interest, at the rate of $0.03 per share.

The above transactions and amounts are not necessarily what third parties would agree to.

Related Party Loans

See Note 5 - Notes Payable for information regarding related party loans.

NOTE 9 – DISCONTINUED OPERATIONS

At April 30, 2025 NAPC Defense, Inc. decided to discontinue its treasure and shipwreck recovery business in order to focus on its defense related business. Accordingly, the Company categorized its treasure and shipwreck recovery business as discontinued operations for the year ended April 30, 2025 and 2024.

The operating results for discontinued operations have been presented in the accompanying consolidated statements of operations for the year ended April 30, 2025 and 2024 as discontinued operations and are summarized below:

	Year Ended April 30,
	2025	2024
Total revenue	$-	$-
Operating expenses	143,732	199,713
Income from operations	-	-
Other expenses	-	-
Loss from operations of discontinued operations	$143,732	$199,713

The assets and liabilities of the discontinued operations at April 30, 2025 and 2024 are summarized below:

	April 30, 2025	April 30, 2024
Current assets	$-	$-
Other assets	-	-
Total Assets of discontinued operations, current	-	-

Property and equipment, net	-	143,732
Assets of discontinued operations, non-current	-
Total Assets	$-	$143,732

Contingent liability	-	-
Liabilities of discontinued operations, current	-	-

Liabilities of discontinued operations, non-current	-	-
Total Liabilities	$-	$-

Property and equipment

Fixed assets, at cost, for the discontinued operations consisted of the following at April 30, 2025 and 2024:

Fixed Assets	April 30, 2025	April 30, 2024
Diving Vessel	$36,390	$36,390
Magnetometer	-	24,000
Diving Vessel (Boston Whaler)	-	10,800
Diving Vessel (Commander)	-	137,425
Accumulated Depreciation	(36,390)	(64,883)
Fixed Assets, Net	$-	$143,732

Depreciation expense for the discontinued operations for the years ended April 30, 2025 and 2024 was $3,346 and $17,222, respectively.

Impairment expense for the discontinued operations was $140,296 for the year ended April 30, 2025.

NOTE 10 – SERVICES REVENUE

For the years ended April 30, 2025 and 2024 the Company’s revenues were $0, respectively.

NOTE 11 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company has no tax position at April 30, 2025 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2025 and 2024. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at April 30, 2025 and 2024 was $1,308,887 and $1,047,389, respectively. The net change in valuation allowance during the years ended April 30, 2025 and 2024 was $261,498. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2025 and 2024. All tax years since inception remains open for examination only by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2025 and 2024:

	For the Year Ended	For the Year Ended
	April 30, 2025	April 30, 2024
Income tax at federal statutory rate	21.00%	21.00%
Valuation allowance	(21.00%)	(21.00%)
Income tax expense	-	-

The Company has a net operating loss carryforward for tax purposes totaling $6,232,797 at April 30, 2025, which may be carried forward indefinitely. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2025	As of April 30, 2024
Non-current deferred tax assets:
Net operating loss carryforward	$6,232,797	$4,987,569
Tax rate	21%	21%
Deferred tax asset	1,308,887	1,047,389
Valuation allowance	(1,308,887)	(1,047,389)
Net deferred tax assets	$-	$-

The Company is currently in the process of gathering the information necessary for filing tax returns for past years, due to the Company’s net losses every year since inception management does not believe that there is any income tax liability for past years.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to April 30, 2025 the Company issued the following shares of restricted common stock and warrants as follows:

-	21,125,000 shares for loan origination fees (500,000 of these shares were included in to be issued as of April 30, 2025);

-	4,535,714 shares for the exercise of warrants for aggregate proceeds of $45,357;

-	8,968,041 shares for the conversion of $89,682 of the aggregate amount of principal, accrued interest and fees of a convertible promissory note;

-	1,377,778 shares issued under subscription agreements for proceeds of $13,778.

-	20,910,714 warrants issued for convertible promissory notes and a subscription agreement.

Subsequent to April 30, 2025 the Company entered into the following convertible note agreements and loans:

-	A convertible note dated May 2, 2025 with a face value of $27,500, an original issue discount of $2,500, proceeds to the Company of $25,000, an annual rate of interest of 10% that is convertible into shares at $0.02 and that is due on August 2, 2025;

-	A convertible note dated May 2, 2025 with a face value of $27,500, an original issue discount of $2,500, proceeds to the Company of $25,000, an annual rate of interest of 10% that is convertible into shares at $0.02 and that is due on August 2, 2025;

-	A convertible note dated May 19, 2025 with a face value of $5,000, an original issue discount of $500, proceeds to the Company of $4,500, an annual rate of interest of 10% that is convertible into shares at $0.02 and that is due on May 20, 2026;

-	A loan dated June 23, 2025 in the amount of $18,800 with a related party who is the Company’s CEO. The loan has an annual interest rate of 10% and is due on demand;

-	A convertible note dated June 23, 2025 with a face value of $50,000, proceeds to the Company of $50,000, an annual rate of interest of 10% that is convertible into shares at $0.01 and that is due on June 24, 2026;

-	A loan dated July 01, 2025 in the amount of $20,000 with a related party individual lender. The loan has an annual interest rate of 10% and is due on demand.

-	A convertible note dated July 2, 2025 with a face value of $55,000, an original issue discount of $5,000, proceeds to the Company of $50,000, an annual rate of interest of 10% that is convertible into shares at $0.02 and that is due on October 1, 2025;

-	A convertible note dated July 18, 2025 with a face value of $27,500, an original issue discount of $2,500, proceeds to the Company of $25,000, an annual rate of interest of 10% that is convertible into shares at $0.01 and that is due on October 17, 2026;

-	A convertible note dated July 21, 2025 with a face value of $13,750, an original issue discount of $1,250, proceeds to the Company of $12,500, an annual rate of interest of 10% that is convertible into shares at $0.01 and that is due on October 21, 2025; and

-	A convertible note dated August 21, 2025 with a face value of $150,000, an original issue discount of $15,000, proceeds to the Company of $135,000, an annual rate of interest of 10% that is convertible into shares at $0.01 and that is due on August 22, 2026. The note also states that the lender will receive monthly performance bonus payments of $500 per unit of the CornerShot product manufactured and delivered by the Company upon receipt of customer payment, limited to 100% of the loan value.

Subsequent to April 30, 2025 the Company issued convertible notes with a conversion price of $0.01, which is lower than the exercise price of $0.028 of previously issued warrants, triggering full ratchet price protection for the warrants and resulting in an additional approximately 11,786,000 warrants issuable. This results in a deemed dividend amount of approximately $118,000.

Subsequent to April 30, 2025 the following convertible notes went into default:

-	A convertible promissory note dated June 16, 2024 that was due on June 16, 2025;

-	A convertible promissory note dated July 03, 2024 that was due on July 03, 2025;

-	A convertible promissory note dated August 12, 2024 that was due on August 12, 2025;

-	A convertible promissory note dated May 2, 2025 that was due on August 2, 2025; and

-	A convertible promissory note dated May 2, 2025 that was due on August 2, 2025.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of April 30, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of April 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

The Company has limited resources and as a result, material weaknesses in financial reporting currently exists, because of our limited resources and personnel, including those described below.

*	The Company has an insufficient quantity of dedicated resources and experienced personnel involved in preparing the Company’s accounting records and financial statements. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

*	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

*	We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of April 30, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended April 30, 2025.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Directors of the Company are elected by the shareholders to a term of one year and serve until their successors are replaced by the Board, or elected and qualified. Officers of the Company are appointed by the Board of Directors to a term of one year or longer under any agreement and serve until their successors are duly appointed and qualified, or until the officer is removed from office. The Board of Directors has no nominating, auditing or compensation committees. There was no compensation paid to members of the Board of Directors for their services as Directors of the Company for the year ended April 30, 2024 and 2025.

The name, age and position of the company officers and director is set forth below:

Name	Age	Position	Since

Edward K. West	age 65	Chief Executive Officer and Chairman of the Board of Directors	March 26, 2024

John Spence	age 34	Treasurer, Chief Financial Officer and Director of the Company	March 26, 2024

Evelyn Gurba	age 61	Outside Director	March 26, 2024

Derrick West	age 43	Outside Director	March 26, 2024

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officer paid by us during the years ended April 30, 2025 and 2024, in all capacities for the accounts of our executives, including the President and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Huffman(1)	04/30/25	-	-	-	-	-	-	30,250	30,250
Chief Legal Officer	04/30/24	-	-	-	-	-	-	48,900	48,900

Edward K. West(2)	04/30/25	-	-	-	-	-	-	-	-
CEO	04/30/24	-	-	-	-	-	-	-	-

John Spence(3)	04/30/25	-	-	-	-	-	-	25,650	25,650
CFO	04/30/24	-	-	-	-	-	-	-	-

(1)	Craig Huffman was the Company’s Chief Legal Officer during the years ended April 30, 2025 and 2024. Mr. Hufman was the Company’s previous President and CFO and resigned from those positions in March of 2024. During the years ended April 30, 2025 and 2024 the Company paid Mr. Huffman’s law firm for providing legal and strategic consulting services.

(2)	Edward K. West was appointed as the Company’s CEO in March of 2024, During the years ended April 30, 2025 and 2024 the Company did not pay any salary, stock based compensation, options, or bonuses to Mr. West.

(3)	John Spence was appointed as the Company’s CFO in March of 2024, During the years ended April 30, 2025 and 2024 the Company paid a limited liability company controlled by Mr. Spence for providing financial and strategic services.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, for the year ended April 30, 2025.

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

Security Holders Recommendations to Board of Directors

The Company welcomes comments and questions from the shareholders. Shareholders can direct communications to the Chief Legal Counsel, Craig A. Huffman, at our executive offices. However, while the Company appreciates all comments from shareholders, it may not be able to individually respond to all communications. Management attempts to address shareholder questions and concerns in press releases and documents filed with the SEC so that all shareholders have access to information about the Company at the same time. Craig A. Huffman collects and evaluates all shareholder communications. All communications addressed to the Board of Directors and executive officers will be reviewed by Craig A. Huffman, unless the communication is clearly frivolous.

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

Our total authorized capital stock consists of 500,000,000 shares of common stock, $0.001 par value per share. As of April 30, 2025, there were 238,251,927 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of April 30, 2025.

	Shares of	Percentage of
	common stock	common shares
	beneficially owned	beneficially owned [2]
Name and Address of Beneficial Owners [1]
Pawan Putra, LLC	25,000,000	10.49%
Edward K. West	17,560,000	7.37%
Craig Huffman	4,000,000	1.68%
John Spence	2,000,000	0.84%
Derrick V. West	2,000,000	0.84%
Evelyn Gurba	533,334	0.22%
All beneficial holders as group (two persons or entities)	51,093,334	21.45%

(1)	Unless otherwise indicated, the address of each person listed below is c/o NAPC Defense, Inc., 4910 Creekside Orive, Suite K Clearwater. Florida 33760.

(2)	Percentages are based on 238,251,927 shares of common stock issued and outstanding at April 30, 2025.

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

The Company issued 95,000,000 shares of its restricted common stock valued at $1,615,000 and shown on the accompanying consolidated balance sheet as prepaid product rights as of April 30, 2024 to the limited liability company. The Company elected to classify the shares as a prepaid asset pending the closing of the deal. The shares were issued for purchase of the business rights, leads, and contracts and are subject to issuance under control of the Company’s prior president until sign off and final determination of certain contingent terms and conditions. The shares were valued based on the closing price of the Company’s stock on the date of the agreement. Upon completion of due diligence and a verification of certain terms and conditions, the deal closed and the shares issued to NAPC, LLC were reclassified from a prepaid asset to intellectual property. NAPC Defense, Inc.’s management has determined that the intellectual property should be impaired based on the Company’s not having closed sales and licensing deals for CornerShot and related products and services as of April 30, 2025. Accordingly, the Company impaired the balance of $1,615,000 of the intellectual property to $0 which is included in general and administrative expenses in the accompanying statement of operations for the year ended April 30, 2025.

The Company entered into a month to month lease agreement for 13,000 square feet of commercial office space and 40,000 square feet of warehousing and parking with a related party, with base month rent of $25,000.

Related Party Loans

See Note 5 - Notes Payable for information regarding related party loans.

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

Item 14. Principal Accountant Fees and Services

Change in Audit Firms

On June 26, 2025 NAPC Defense, Inc. notified Astra Audit & Compliance, LLC (“Astra”) the Company’s independent accounting firm, that it had elected to change accounting firms and, therefore, was dismissing Astra. On June 26, 2025, the Company engaged Salberg & Company, P.A. (“Salberg”) as its new independent accounting firm.

Principal Accountant Fees and Services	Year Ended April 30, 2025	Year Ended April 30, 2024
Audit Fees - Astra	$31,815	$21,038
Audit Fees – Salberg	42,000	-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$73,815	$21,038

Audit Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These fees were for professional services incurred in connection with accounting consultations and consultations regarding financial accounting and reporting standards.

There were no such services by our principal accountants for the years ended April 30, 2025 and 2024.

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services.

There were no such services by our principal accountant for the years ended April 30, 2025 and 2024.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

There were no such services by our principal accountant for the years ended April 30, 2025 and 2024.

PART IV

Item 15. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

31.2	Certification of Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

*99.1	Temporary Hardship Exemption

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAPC Defense, Inc.

Date: September 11, 2025	By:	/s/ Edward K.West
Edward K. West Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer )

Date: September 11, 2025	By:	/s/ John Spence
John Spence Chief Financial Officer Director

Date: September 11, 2025	By:	/s/ Craig A Huffman
Craig A. Huffman Chief Legal Officer, Secretary

Date: September 11, 2025	By:	/s/ Evelyn R. Gurba
Director

Date: September 11, 2025	By:	/s/ Derrick West
Director