Form 10-K/A
period 2025-04-30
NAPC Defense, Inc.
filed 2025-09-19
CIK 1703625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/K to NAPC Defense, Inc.'s Annual Report on Form 10-K for the period ended April 30, 2025, filed with the Securities and Exchange Commission on September 11, 2025 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-K in accordance with Rule 405 of Regulation S-T and to correct an immaterial typographical error.

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

During the year ended April 30, 2025 NAPC Defense, Inc. issued 69,851,625 shares of the Company’s restricted common stock, including:

-	3,659,524 shares with warrants under subscription agreements for total proceeds of $95,000;

-	20,976,467 shares for $422,351 of principal, interest and fees converted at the contractual conversion rate.

-	5,866,667 shares with a fair value of $173,653 based on the closing market price on the conversion upon conversion of the principle, accrued interest and fees of a convertible note at a conversion price different than the contractual price in the amount of $125,655, resulting in a loss on debt extinguishment of $47,998;

-	31,596,430 shares valued at $148,608 based on the closing price on the date of issuance for loan origination fees and stock subscription commitment fees;

-	4,902,537 shares valued at $248,050 based on the closing market price on the date of issuance for loan financing fees;

-	1,100,000 shares for various services provided, valued at $13,560 based on the closing market price of the common shares on the grant dates; and

-	1,750,000 shares for the cashless exercise of warrants.

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

The operating results for discontinued operations have been presented in the accompanying consolidated statements of operations for the year ended April 30, 2025 and 2024 as discontinued operations and are summarized below:

	Year Ended April 30,
	2025	2024
Total revenue	$-	$-
Operating expenses	143,732	199,713
Income from operations	-	-
Other expenses	-	-
Loss from operations of discontinued operations	$143,732	$199,713

The assets and liabilities of the discontinued operations at April 30, 2025 and 2024 are summarized below:

	April 30, 2025	April 30, 2024
Current assets	$-	$-
Other assets	-	-
Total Assets of discontinued operations, current	-	-

Property and equipment, net	-	143,732
Assets of discontinued operations, non-current	-	143,732
Total Assets	$-	$143,732

Contingent liability	-	-
Liabilities of discontinued operations, current	-	-

Liabilities of discontinued operations, non-current	-	-
Total Liabilities	$-	$-

Property and equipment

Fixed assets, at cost, for the discontinued operations consisted of the following at April 30, 2025 and 2024:

Fixed Assets	April 30, 2025	April 30, 2024
Diving Vessel	$36,390	$36,390
Magnetometer	-	24,000
Diving Vessel (Boston Whaler)	-	10,800
Diving Vessel (Commander)	-	137,425
Accumulated Depreciation	(36,390)	(64,883)
Fixed Assets, Net	$-	$143,732

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

NAPC Defense, Inc.

Date: September 19, 2025	By:	/s/ Edward K.West
Edward K. West Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer )

Date: September 19, 2025	By:	/s/ John Spence
John Spence Chief Financial Officer Director

Date: September 19, 2025	By:	/s/ Craig A Huffman
Craig A. Huffman Chief Legal Officer, Secretary

Date: September 19, 2025	By:	/s/ Evelyn R. Gurba
Director

Date: September 19, 2025	By:	/s/ Derrick West
Director