Form 10-Q
period 2025-07-31
NAPC Defense, Inc.
filed 2025-10-09
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 274,508,460 common shares issued and outstanding as of October 9, 2025.

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

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principals (“GAAP”).

NAPC Defense, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2025	April 30, 2025
	Unaudited
ASSETS
Current assets:
Cash	$24,610	$11,812
Prepaid listing fees	3,098	4,640
Total current assets	27,708	16,452

Security deposit	4,900	-
Fixed assets	6,411	-
Right of use asset	97,883	-
Total Assets	$136,902	$16,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,582	$25,000
Accounts payable, related parties	6,500	-
Accrued interest expense	144,835	115,996
Related party advances	3,648	17,726
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	1,085,387	806,787
Short term loans	22,925	22,925
Related party convertible loan	64,992	64,992
Related party short term loans	68,800	51,000
Lease liability - current	29,942	-
Contingent liabilities	50,000	50,000
Total current liabilities	1,514,311	1,163,126

Long term liabilities:
Lease liability	68,432	-
Total Liabilities	1,582,743	1,163,126

Commitments and Contingencies (Note 8)

Stockholders’ Deficit (Equity)
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001; 500,000,000 shares authorized, 271,380,682 and 238,251,927 shares issued and outstanding at July 31, 2025 and April 30, 2025, respectively	271,398	238,269
Common stock to be issued	118,500	120,432
Additional paid-in capital	7,313,623	6,942,106
Accumulated deficit	(9,149,362)	(8,447,481)
Total Stockholders’ Deficit (Equity)	(1,445,841)	(1,146,674)

Total Liabilities and Stockholders’ Equity	$136,902	$16,452

The accompanying notes are an integral part of these unaudited consolidated financial statements

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended
	July 31, 2025	July 31, 2024
Revenue	$-	$67,467
Gross profit	-	67,467

Operating expenses
Consulting and accounting	152,586	69,617
General and administrative	29,874	137,450
Professional fees	54,262	3,150
Legal fees	2,210	20,650
Rent	13,001	80,000
Research and development	6,126	4,103
Total operating expenses	258,059	314,970

Loss from operations	(258,059)	(247,503)

Other income (expense)
Amortization of debt discount	(192,792)	(14,990)
Financing fees	(100,312)	-
Loss on extinguishment of debt	-	(123,653)
Interest expense	(33,089)	(17,848)
Total other income (expense)	(326,193)	(156,491)

Net loss from continuing operations	$(584,252)	$(403,994)

Discontinued operations
Loss from operations of discontinued operations	-	(31,869)
Total discontinued operations	-	(31,869)

Loss before income taxes	(584,252)	(435,863)

Provision for income tax	-	-

Net loss	$(584,252)	$(435,863)

Deemed dividend	(117,629)	-
		-
Net loss applicable to common stockholders	$(701,881)	$(435,863)

Loss per share - basic and diluted – continuing operations	$(0.00)	$(0.00)
Loss per share - basic and diluted – discontinued operations	$0.00	$(0.00)
Loss per share - basic and diluted – applicable to common stockholders	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	248,809,743	174,526,582

The accompanying notes are an integral part of these unaudited consolidated financial statements

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended July 31, 2025 and 2024
UNAUDITED

	Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	to be Issued	Capital	Deficit	Equity (Deficit)
Balance - April 30, 2024	51	$-	168,400,311	$168,416	$118,500	$5,469,924	$(4,987,569)	$769,271

Sale of common stock	-	-	2,892,857	2,893	-	67,607	-	70,500

Conversion of notes payable and accrued interest	-	-	8,428,574	8,429	-	227,571	-	236,000

Common stock issued as commitment fees	-	-	1,346,430	1,346	-	17,970	-	19,316

Common stock issued as satisfaction for contingent liability	-	-	5,866,667	5,867	-	167,786	-	173,653

Warrants issued with sale of common stock	-	-	-	-	-	10,500	-	10,500

Warrants issued with convertible notes payable	-	-	-	-	-	100,978	-	100,978

Net loss	-	-	-	-	-	-	(435,863)	(435,863)

Balance - July 31, 2024	51	$-	186,934,839	$186,951	$118,500	$6,062,336	$(5,423,432)	$944,355

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - April 30, 2025	51	$-	238,251,927	$238,269	1,187,500	$120,432	$6,942,106	$(8,447,481)	$(1,146,674)

Sale of common stock	-	-	1,250,000	1,250	-	-	11,250	-	12,500

Conversion of debt and interest to common stock	-	-	6,218,041	6,218	-	-	55,962	-	62,180

Common stock issued as commitment fees	-	-	20,625,000	20,625	-	-	61,604	-	82,229

Warrants issued with convertible notes payable	-	-	-	-	-	-	64,962	-	64,962

Issuance of issuable shares	-	-	500,000	500	(500,000)	(1,932)	1,432	-	-

Warrants issued for services	-	-	-	-	-	-	17,857	-	17,857

Exercise of warrants	-	-	4,535,714	4,536	-	-	40,821	-	45,357

Deemed dividend from warrant price protection	-	-	-	-	-	-	117,629	(117,629)	-

Net loss	-	-	-	-	-	-	-	(584,252)	(584,252)

Balance - July 31, 2025	51	$-	271,380,682	$271,398	687,500	$118,500	$7,313,623	$(9,149,362)	$(1,445,841)

The accompanying notes are an integral part of these unaudited consolidated financial statements

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Three Months Ended
	July 31, 2025	July 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(584,252)	$(435,863)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	89	3,436
Amortization of debt discount	192,792	14,990
Warrants granted for services	17,857	-
Financing fees	100,312	79,316
Loss on impairment of assets	-	22,340
Loss on extinguishment of debt	-	123,653
Amortization of right of use asset	491	-
Changes in operating assets and liabilities:
(Increase) decrease in security deposits	(4,900)	-
Increase (decrease) in accounts receivable	-	(67,467)
(Increase) decrease in prepaid expenses	1,542	17,287
Increase (decrease) in accounts payable	10,082	7,051
Increase (decrease) in accrued interest payable	34,900	(17,848)
Increase (decrease) in related party advances	(17,272)	89,556
Net cash used in operating activities	(248,359)	(163,549)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for leasehold improvements	(6,500)	-
Net cash used in investing activities	(6,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from sale of common stock	12,500	81,000
Proceeds from convertible notes payable	192,000	225,000
Proceeds from short-term loans	38,800	788
Proceeds from exercise of warrants	45,357	-
Payments of short-term loans	-	(62,500)
Payments of related party loans	(21,000)	(74,000)
Net cash provided by financing activities	267,657	170,288

Net change increase in cash	12,798	6,739

Cash - beginning of the period	11,812	-

Cash - end of the period	$24,610	$6,739

Supplemental disclosures of cash flows
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued as satisfaction for contingent liability	$-	$173,653
Warrants issued with convertible notes	$64,962	$100,978
Warrants issued with the sale of common stock	$-	$10,500
Conversion of notes payable & accrued interest	$62,180	$236,000
Common stock issued as commitment fees	$82,229	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

NAPC Defense, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2025

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

The Company also intends to sell and has direct lines of sourcing personal ballistics protection for personnel, such as helmets, bullet resistant vests and shields for overseas sale and domestic sale to US entities. In addition, the Company will use contacts and sources for the sale of small caliber arms in form of rifles and pistols including newly developing technologies and products for overseas and domestic sales. Other areas of brokering existing contacts from overseas of larger scale ammunition and artillery from overseas sources is being followed from known sources of supply for brokered sales to US approved allies and other countries. The brokering of armored vehicles for domestic purchase and overseas sales is also being pursued. The Company has developed and will continue to develop its own line of silencers and small arms in pistols, while it has entered into additional fields of ballistics and other less than lethal products, as well as pursuit of numerous other categories of law enforcement and defense related technologies. The company has disposed of all of former business line related assets and is focused solely on defense and related industries as of April 30, 2025.

NOTE 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses and used net cash in its operations since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from the issuance date of these financial statements. Management’s plans include raising capital through the equity markets to fund operations and the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At July 31, 2025, the Company had a net working capital deficit of $1,486,603. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

Failure to raise adequate capital and generate adequate revenues could result in the Company having to curtail or cease operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of these consolidated financial statements; however, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classifications of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal, recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three months ended July 31, 2025 and 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. They should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended April 30, 2025. The results of operations are not necessarily indicative of the results for the full year.

Principals of Consolidation

The consolidated financial statements include the consolidated accounts of NAPC Defense, Inc. and its wholly-owned subsidiaries, NAPC Defense Media Group, Inc. and TSR Holdings, Inc. NAPC Defense Media Group, Inc. and TSR Holdings, Inc. do not have any operations. Intercompany transactions and balances have been eliminated.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the three month periods ended July 31, 2025 and 2024 include valuation of property, plant and equipment, valuation of intangible assets, valuation allowances against deferred tax assets, and the fair value of non cash equity transactions.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. These related to reclassification of certain operating expenses and other expenses to loss from operations of discontinued operations. For the three month period year July 31, 2024, boat expenses, depreciation, and labor expense changed from $5,675, $3,436 and $418, respectively per filed to $0 per revised. The total amount of $9,529 was reclassified to loss from operations of discontinued operations. For the three month period year July 31, 2024, loss on impairment of assets changed from $22,340 per filed to $0 per revised. The total amount of $22,340 was reclassified to loss from operations of discontinued operations. This caused the operating expenses to change from $324,499 per filed to $314,970 and total other expenses to change from $178,831 per filed to $156,491 per revised.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at July 31, 2025 and 2024. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2025, the Company had $0 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments.

The core principal of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principal and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

The potentially dilutive common stock equivalents for the three month periods ended July 31, 2025 and 2024 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of July 31, 2025 and 2024, there were approximately 163,582,925 and 35,536,302 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Fixed Assets

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the three month period ended July 31, 2025, the Company made leasehold improvements on its commercial office location with an estimated useful life of three years. Gains and losses upon disposition are reflected in the consolidated statements of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. Depreciation expense for the three months ended July 31, 2025 and 2024 was $89 and $0 respectively.

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

In March of 2024 the Company issued 95,000,000 shares of its restricted common stock valued at $1,615,000 to NAPC, LLC which was shown on the accompanying consolidated balance sheet as prepaid asset as of April 30, 2024. The shares were issued for the purchase of the product rights, expertise and knowledge necessary to commercialize the product rights, and were subject to issuance under control of the Company’s prior President until sign off and final determination of certain contingent terms and conditions. The shares were valued based on the closing price of the Company’s stock on the date of the agreement. Upon completion of due diligence and a verification of certain terms and conditions, the deal closed and the shares issued to NAPC, LLC were reclassified from a prepaid asset to intellectual property. NAPC Defense, Inc.’s management has determined that the intellectual property should be impaired based on the Company not having closed sales and licensing deals for CornerShot and related products and services as of April 30, 2025. Accordingly, the Company elected to write down the value of the intellectual property to $0 during the year ended April 30, 2025.

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

Customer Deposits

Customer deposits are an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of July 31, 2025 and April 30, 2025.

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

Segment Information

In November 2023, the FASB issued ASU 2023-07, *Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures*, enhancing segment expense transparency. The Company has adopted this standard in fiscal year ended April 30, 2025. The Company has determined that it has one reportable segment, which includes defense related business including generating revenue and incurring expenses. The Company will focus on the production and supply of CornerShot® units under license from Silver Shadow of Israel to overseas militaries and governments, subject to U.S. Government approval, as well as to U.S.-based law enforcement agencies. The single segment was identified based on how the Chief Operating Decision Maker, who the Company has determined to be its Chief Executive Officer, manages and evaluates performance and allocates resources.

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

In March of 2024 the Company issued 95,000,000 shares of its restricted common stock valued at $1,615,000 to NAPC, LLC which was shown on the accompanying consolidated balance sheet as prepaid asset as of April 30, 2024. The shares were issued for the purchase of the product rights, expertise and knowledge necessary to commercialize the product rights, and were subject to issuance under control of the Company’s prior President until sign off and final determination of certain contingent terms and conditions. The shares were valued based on the closing price of the Company’s stock on the date of the agreement. Upon completion of due diligence and a verification of certain terms and conditions, the deal closed and the shares issued to NAPC, LLC were reclassified from a prepaid asset to intellectual property. NAPC Defense, Inc.’s management has determined that the intellectual property should be impaired based on the Company’s not having closed sales and licensing deals for CornerShot and related products and services as of April 30, 2025. Accordingly, the Company impaired the balance of $1,615,000 of the intellectual property to $0 during the year ended April 30, 2025.

NOTE 5 – RIGHT-OF-USE ASSETS AND OPERATING AND FINANCE LEASE LIABILITIES

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

NAPC Defense Inc. entered into a lease agreement for approximately 2,900 square feet of commercial office space located in Clearwater, Florida that commenced on May 1, 2025 and that terminates on May 1, 2028. The base rent during the term of the lease is $3,138 per month in year one, $3,295 per month in year two, and $3,460 per month in year three.

On May 1, 2025, upon inception of the lease, the Company recorded a right-of-use asset and lease liability of $105,293.

Right-of-use assets at July 31, 2025 and April 30, 2025 are summarized below:

	July 31, 2025	April 30, 2025
Office lease	$105,293	$-
Less accumulated amortization	(7,410)	-
Right of use assets, net	$97,883	$-

Rent expense for the three months ended July 31, 2025 was $13,001.

Operating Lease liabilities are summarized below:

	July 31, 2025	April 30, 2025
Office lease	$98,374	$-
Less: current portion	(29,942)	-
Long term portion	$68,432	$-

Maturity of lease liabilities are as follows:

July 31, 2025
Year ending April 30, 2026	28,246
Year ending April 30, 2027	39,544
Year ending April 30, 2028	41,521
Year ending April 30, 2029	3,460
Total future minimum lease payments	$112,771
Less imputed interest	(14,397)
PV of Payments	$98,374

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Related Party Convertible Loans

An officer of the Company provided a loan to NAPC Defense, Inc., under a convertible promissory note in the year ended April 30, 2022. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of July 31, 2025 and April 30, 2025, respectively.

On February 1, 2024 the Company entered into a master convertible corporate note agreement with Native American Pride Constructors, LLC (“NAPC, LLC”). NAPC, LLC advanced $63,791 to NAPC Defense, Inc. during the year ended April 30, 2024 to cover various operating expenses. The loan balance is convertible into the shares of NAPC Defense, Inc. at the discretion of the NAPC, LLC at a rate of $0.03 per share. The note does not pay interest and there is no specific time frame for repayment of the principal balance. During the year ended April 30, 2025 the Company repaid $59,689 of principal to NAPC, LLC. The balances owed on the note were $4,102 as of July 31, 2025 and April 30, 2025, respectively.

Related Party Short Term Loans

On February 28, 2025 a limited liability company controlled by a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $6,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The balance due was $6,000 as of July 31, 2025 and April 30, 2025, respectively.

On March 04, 2025 a limited liability company controlled by a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $15,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The balance due was $15,000 as of July 31, 2025 and April 30, 2025, respectively.

On March 11, 2025 a limited liability company controlled by a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $30,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The balance due was $30,000 as of July 31, 2025 and April 30, 2025, respectively.

On June 23, 2025 a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $18,800. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. During the three months ended July 31, 2025 the Company repaid $9,000 of this loan. The balance due was $9,800 as of July 31, 2025.

On July 1, 2025 a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $20,000. During the three months ended July 31, 2025 the Company repaid $12,000 of this loan. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The balance due was $8,000 as of July 31, 2025.

Short Term Loans

As of July 31, 2025 and April 30, 2025, the Company had short term loans totaling $22,925 and $22,925 respectively. At July 31, 2025 and April 30, 2025 short term loans consist of two loans totaling $2,700 and $20,225. These two loans are unsecured, non-interest bearing and due on demand.

Three Month Period Ended July 31, 2025 New Convertible Notes Payable

On May 2, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on August 2, 2025. The company received proceeds of $25,000 net of issuance costs of $2,500 which were immediately expensed. The Company also issued the lender 2,750,000 shares of the Company’s common stock. The common stock was recorded at their relative fair values of $17,198. The resulting debt discount for this note was $17,198.

On May 2, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on August 2, 2025. The company received proceeds of $25,000 net of issue costs of $2,500 which were immediately expensed. The Company also issued 2,750,000 shares of common stock and stock warrants to the note holder to purchase 2,750,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $10,582 for the common stock and $10,580 for the warrants. The resulting debt discount for this note was $21,162.

On May 19, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on May 20, 2026. The company received proceeds of $4,500 net of issue costs of $500 which were immediately expensed.. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,929 for the common stock and $1,922 for the warrants. The resulting debt discount for this note was $3,851.

On June 23, 2025 the Company entered into a convertible promissory note with a face value of $50,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on June 24, 2026. The company received proceeds of $50,000. The Company also issued 5,000,000 shares of common stock and stock warrants to the note holder to purchase 5,000,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $16,163 for the common stock and $16,122 for the warrants. The resulting debt discount for this note was $32,285.

On July 2, 2025 the Company entered into a convertible promissory note with a face value of $55,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on October 1, 2025. The company received proceeds of $50,000 net of issue costs of $5,000 which were immediately expensed. The Company also issued 5,500,000 shares of the Company’s common stock and stock warrants to the note holder to purchase 5,500,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $21,176 and $21,161 for the warrants. The resulting debt discount for this note was $42,336.

On July 18, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on October 17, 2025. The company received proceeds of $25,000 net of issue costs of $2,500 which were immediately expensed. The Company also issued 2,750,000 shares of common stock and stock warrants to the note holder to purchase 2,750,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $10,695 for the common stock and $10,694 for the warrants. The resulting debt discount for this note was $21,390.

On July 21, 2025 the Company entered into a convertible promissory note with a face value of $13,750, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on October 21, 2025. The company received proceeds of $12,500 net of issue costs of $1,250 which were immediately expensed. The Company also issued 1,375,000 shares of common stock and stock warrants to the note holder to purchase 1,375,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $4,485 for the common stock and $4,484 for the warrants. The resulting debt discount for this note was $8,969.

Prior Period Convertible Notes Payable

On May 19, 2021, the Company entered into a convertible note payable with a corporation. The note payable, had an original face value of $150,000, including a $15,000 original issue discount, bears interest at 10.0% per annum and was due on February 19, 2023. This note is currently in default due to non payment of principal and accrued interest. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. During the year ended April 30, 2025 the Company made a $64,280 adjustment to the principal balance of this note to account for fees and interest charged by the lender. The Company issued 3,121,750 shares of its restricted common stock for the conversion of $34,280 of principal, $76,537 of accrued interest, and $1,730 of fees of this note. The principal balance of the note at July 31, 2025 and April 30, 2025 is $180,000.

On December 6, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with an original face value of $70,666, including a $17,666 original issue discount, bears interest at 15.0% per annum and was due on February 6, 2023. This note is currently in default due to non payment of principal and accrued interest. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. During the year ended April 30, 2025 the Company made a $56,533 adjustment to the principal balance of this note to account for fees and interest charged by the lender. The Company issued 9,500,000 shares of its restricted common stock valued at $110,000 for the conversion of $67,139 of the principal balance and $69,055 of accrued interest of this note. During the three month period ended July 31, 2025, the Company issued 6,218,041 shares of the its restricted common stock upon the conversion of the principal balance of $60,060 and accrued interest of $2,121. The principal balance of the note at July 31, 2025 and April 30, 2025 is $0 and $60,060 respectively.

On August 1, 2023, the Company entered into a convertible note payable with an individual who at the time was a member of the Company’s Board of Directors until the individual resigned from the Board on March 27, 2024. The note payable, with a face value of $50,000, bears interest at 10.0% per annum and was due on August 1, 2024. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversion rate of $0.01. The principal balance of the convertible promissory note payable was $50,000 at July 31, 2025 and April 30, 2025.

On June 14, 2024, the Company entered into a convertible promissory note agreement with respect to the sale and issuance of: (i) an initial financing fee in the amount of 1,071,430 shares of the Company’s restricted common stock, and(ii) a promissory note in the aggregate principal amount of $150,000 and (iii) warrants to purchase 5,357,143 shares at $0.028. The company received proceeds of $135,000 resulting in an original issue discount of $15,000. The convertible promissory note has a due date of June 14, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.028. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $13,199 and $65,742 respectively. The resulting debt discount on this note was $93,941. The Company recorded a loan financing fee as additional principal of $60,000 during the three month period ended July 31, 2025. The principal balance of the note at July 31, 2025 and April 30, 2025 is $210,000 and $150,000 respectively.

On July 3, 2024, the Company entered into a convertible promissory note agreement with respect to the sale and issuance of: (i) an initial financing fee in the amount of 125,000 shares of the Company’s restricted common stock, and (ii) a promissory note in the aggregate principal amount of $75,000 and (iii) warrants to purchase 2,678,572 shares at $0.028. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note has a due date of July 3, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.028. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $1,642 and $35,040 respectively. The resulting debt discount on this note was $44,182. The Company recorded a loan financing fee as additional principal of $30,000 during the three month period ended July 31, 2025. The principal balance of the note at July 31, 2025 and April 30, 2025 is $105,000 and $75,000 respectively.

On August 12, 2024 the Company entered into a convertible promissory note with a face value of $30,000, an annual rate of interest of 6% that is convertible into shares of common stock at $0.02, and that is due on February 12, 2025. The Company also issued stock warrants to the note holder to purchase 1,500,000 shares of the Company’s common stock at $0.02. The common stock was recorded at its relative fair value of $13,090 as debt discount. This note is currently in default due to non payment of principal and accrued interest. The principal balance of the note at July 31, 2025 and April 30, 2025 was $30,000.

On October 17, 2024, the Company entered into a convertible promissory note with respect to the sale and issuance of: (i) an initial financing fee in the amount of 750,000 shares of the Company’s restricted common stock, (ii) a promissory note in the aggregate principal amount of $75,000, and (iii) common stock warrants to purchase 3,750,000 shares of the Company’s common stock at $0.02. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note has a due date of October 17, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.02. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $6,833 and $30,258 respectively. The resulting debt discount on this note was $44,591. The principal balance of the note at July 31, 2025 and April 30, 2025 was $75,000.

On December 16, 2024 the Company entered into a convertible promissory note with a face value of $10,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 15, 2025. The company received proceeds of $9,000 resulting in an original issue discount of $1,000. The Company also issued 1,000,000 shares of common stock and stock warrants, to the note holder to purchase 1,000,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $4,097 for the common stock and $3,513 for the warrants. The resulting debt discount for this note was $8,610. The principal balance of the note at July 31, 2025 and April 30, 2025 is $10,000.

On December 18, 2024 the Company entered into a convertible promissory note with a face value of $15,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 18, 2025. The company received proceeds of $13,500 resulting in an original issue discount of $1,500. The Company also issued 1,500,000 shares of common stock and stock warrants, to the note holder to purchase 1,500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $6,124 for the common stock and $5,132 for the warrants. The resulting debt discount for this note was $12,756. The principal balance of the note at July 31, 2025 and April 30, 2025 is $15,000.

On December 18, 2024 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 18, 2025. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants, to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $2,041 for the common stock and $1,711 for the warrants. The resulting debt discount for this note was $4,252. The principal balance of the note at July 31, 2025 and April 30, 2025 is $5,000.

On December 20, 2024 the Company entered into a convertible promissory note with a face value of $250,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 19, 2025. The company received proceeds of $225,000 resulting in an original issue discount of $25,000. The Company also issued 25,000,000 shares of the common stock and stock warrants to the note holder to purchase 25,000,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $102,202 for the common stock and $86,387 for the warrants. The resulting debt discount for this note was $213,589. The principal balance of the note at July 31, 2025 and April 30, 2025 is $250,000.

On January 16, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on January 15, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. . The common stock and warrants were recorded at their relative fair values of $2,049 for the common stock and $1,809 for the warrants. The resulting debt discount for this note was $4,358. The principal balance of the note at July 31, 2025 and April 30, 2025 is $5,000.

On January 30, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on January 29, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $2,058 for the common stock and $1,764 for the warrants. The resulting debt discount for this note was $4,322. The principal balance of the note at July 31, 2025 and April 30, 2025 is $5,000.

On March 19, 2025 the Company entered into a convertible promissory note with a face value of $75,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 31, 2025. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The Company also issued stock warrants to the note holder to purchase 1,875,000 shares of the Company’s common stock at $0.02. The warrants were recorded at their relative fair value of $22,274. The resulting debt discount for this note was $29,774. The principal balance of the note at July 31, 2025 and April 30, 2025 is $75,000.

On March 19, 2025 the Company entered into a convertible promissory note with a face value of $75,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 31, 2025. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The Company also issued stock warrants to the note holder to purchase 1,875,000 shares of the Company’s common stock at $0.02. The Company also issued stock warrants to the note holder to purchase 1,875,000 shares of the Company’s common stock at $0.02. The warrants were recorded at their relative fair value of $22,274. The resulting debt discount for this note was $29,774. The principal balance of the note at July 31, 2025 and April 30, 2025 is $75,000.

On April 18, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on April 19, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,931 for the common stock and $1,919 for the warrants. The resulting debt discount for this note was $4,349. The principal balance of the note at July 31, 2025 and April 30, 2025 is $5,000.

On April 30, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on May 1, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,932 for the common stock and $1,919 for the warrants. The resulting debt discount for this note was $4,351. The principal balance of the note at July 31, 2025 and April 30, 2025 is $5,000.

Convertible Promissory Note Conversions

Three Month Period Ended July 31, 2025

The Company issued 6,218,041 shares of the its restricted common stock upon the conversion at the contract rate of $60,060 and accrued interest of $2,121 for a convertible promissory note dated December 26, 2021. The principal balance of the note at July 31, 2025 is $0.

Three Month Period Ended July 31, 2024

On May 1, 2024, the Company agreed to issue 5,866,667 shares of the its restricted common stock valued at $173,653 to settle the principal balance of $112,975 and accrued interest of $12,681 for a convertible promissory note dated December 26, 2021. The transaction completely settled the loan, the balance of the note at April 30, 2025 is $0.

Convertible Notes Payable

The following table reflects the convertible notes payable as of July 31, 2025 and April 30, 2025:

	Issue Date	Maturity Date		July 31, 2025 Principal Balance	April 30, 2025 Principal Balance	Rate	Conversion Price
Convertible notes payable
	05/19/2021	02/19/2023	*	180,000	180,000	10.00%	0.010
	12/06/2021	02/06/2023	*	-	60,060	15.00%	0.010
	08/01/2023	03/27/2024	*	50,000	50,000	10.00%	0.010
	06/16/2024	06/16/2025	*	210,000	150,000	10.00%	0.028
	07/03/2024	07/03/2025	*	105,000	75,000	10.00%	0.028
	08/12/2024	08/12/2025		30,000	30,000	6.00%	0.020
	10/17/2024	10/17/2025		75,000	75,000	10.00%	0.020
	12/16/2024	12/25/2025		10,000	10,000	10.00%	0.020
	12/18/2024	12/18/2025		15,000	15,000	10.00%	0.020
	12/18/2024	12/18/2025		5,000	5,000	10.00%	0.020
	12/20/2024	12/19/2025		250,000	250,000	10.00%	0.020
	01/16/2025	01/15/2026		5,000	5,000	10.00%	0.020
	01/30/2025	01/29/2026		5,000	5,000	10.00%	0.020
	03/19/2025	12/31/2025		75,000	75,000	10.00%	0.020
	03/19/2025	12/31/2025		75,000	75,000	10.00%	0.020
	04/18/2025	04/19/2026		5,000	5,000	10.00%	0.020
	04/30/2025	05/01/2026		5,000	5,000	10.00%	0.020
	05/02/2025	08/02/2025		27,500	-	10.00%	0.020
	05/02/2025	08/02/2025		27,500	-	10.00%	0.020
	05/19/2025	05/20/2026		5,000	-	10.00%	0.020
	06/23/2025	06/24/2026		50,000	-	10.00%	0.020
	07/02/2025	10/01/2025		55,000	-	10.00%	0.020
	07/18/2025	08/02/2025		27,500	-	10.00%	0.020
	07/21/2025	10/21/2025		13,750	-	10.00%	0.020

Unamortized discounts				(220,863)	(263,273)
Balance convertible notes payable				$1,085,387	$806,787

*	Notes that were in default as of July 31, 2025 due to non payment of principal and/or accrued interest.

Accrued Interest

As of July 31, 2025 and April 30, 2025, the balance of accrued interest for the Company’s convertible notes payable was $134,733 and $108,059, respectively.

As of July 31, 2025 and April 30, 2025, the balance of accrued interest for the Company’s related party short term loans was $2,230 and $757, respectively.

As of July 31, 2025 and April 30, 2025, the balance of accrued interest for the Company’s short term loans was $6,514 and $5,927, respectively.

As of July 31, 2025 and April 30, 2025, the balance of accrued interest for the Company’s related party convertible loans was $1,358 and $1,253, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

On February 20, 2025, the Company filed with the State of Nevada to increase the authorized shares of the Corporation from 300,000,000 common shares to 500,000,000 common shares. Such filing was processed to be effective with the State of Nevada on February 20, 2025. At July 31, 2025 the Company had 500,000,000 authorized shares of common stock.

During the three month period ended July 31, 2025 NAPC Defense, Inc. issued 33,128,755 shares of the Company’s restricted common stock, including:

-	1,250,000 common shares with warrants under subscription agreements for total proceeds of $12,500;

-	6,218,041 common shares for $62,180 of principal, interest and fees converted at the contractual conversion rate.

-	20,625,000 common shares valued at $82,229 based on the relative fair value on the date of issuance for loan origination;

-	4,535,714 common shares for the exercise of warrants for aggregate proceeds of $45,357.

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

At July 31, 2025 and April 30, 205 the Company had 51 shares of Series A preferred shares outstanding.

Warrants

		Weighted -	Weighted -	Aggregate -
Number of Warrants	Number of Warrants	Average Exercise Price	Remaining Term	Intrinsic Value
Outstanding at April 30, 2025	52,615,668	$0.0250	2.460	$-
Granted	20,910,714	$0.0102	3.845
Warrants issued under full ratchet price protection	11,785,715	$0.0100	3.040
Exercised	(4,535,714)
Cancelled	-
Outstanding at July 31, 2025	80,776,383	$0.0198	2.608	$138,304

The 32,696,429 warrants issued during the three month period ended July 31, 2025 consisted of the following:

●	1,250,000 warrants were issued in connection with subscription agreements;

●	1,785,714 warrants were issued for services;

●	17,875,000 warrants were issued in connection with convertible debt financings; and

●	11,785,715 warrants issued for full ratchet price protection.

During the three month period ended July 31, 2025, the Company recorded a deemed dividend in the amount of $117,629 as a result of 11,785,715 additional warrants issuable due to full ratchet price protection.

Significant range of inputs for the three month period ended July 31, 2025 arising from the Black-Scholes options pricing model are as follows for the warrants:

Quoted market price on valuation date	$0.01 - .0165
Exercise price	$0.01 – 0.02
Expected life (in years)	2 - 5 Years

Equivalent volatility	326.94 – 425.12%
Interest rates	3.78 - 3.98%

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with FASB ASC 450-20-50, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of July 31, 2025, the Company is not aware of any contingent liabilities that should be reflected in the consolidated financial statements.

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that the Company did not follow through on a contract for their services related to its regulation A offering in 2022. The Company has defended and is defending such on the basis that Del Mar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of July 31, 2025, the suit was pending dismissal and awaiting court dates.

Media Use and License Agreement

On February 5, 2023, the Company entered into a Media Use and License Agreement with a corporation. Under the terms of the Media Use and License Agreement, the Company granted the user entity (the “Licensee”) an exclusive license to use photographic and video rights of NAPC Defense, Inc.’s then treasure recovery activities for use to publicize non-fungible token sales as well as appearances by persons for such publication and sales. The authority to use the works includes the right to visit and photograph or video activities of NAPC Defense, Inc. treasure recovery operations. The Licensee agreed to pay to NAPC Defense, Inc. an initial net rights fee of $85,000. NAPC Defense, Inc. was to be owed a royalty from any net revenue to the Licensee for such amounts of sales over the initial rights payment in the amount of 30% for such net sales for any which shall be calculated within thirty days of annual year end. The Licensor never fully developed the Media related business and as of July 31, 2025, no such activity had occurred, nor is it expected to occur in its former form.

Vessel Loan and Treasure Recovery Agreement

On March 5, 2023, the Company entered into a loan agreement with an individual. Under the terms of the loan agreement, the lender provided a vessel loan to NAPC Defense, Inc. toward the purchase price of a vessel at auction in the amount of $50,000 at a 0% per annum rate of interest. In exchange for the loan, NAPC Defense, Inc. agreed to grant to the lender an amount of treasure recovered from the vessel for the 2023, 2024, and 2025 treasure recovery seasons, at a percentage of recovery from the gross amount, being 1% for each $10,000 loaned to NAPC Defense, Inc. for such purchase up to a maximum of 5% for $50,000, or if less than an even $10,000 increment, then that fraction of such amount as a percentage. In addition, NAPC Defense, Inc. shall allow the lender up to 3% of such treasure recovered for a fourth year, if such amount is required to reach $30,000 or more for such purchase. The lender was also given a lien on the vessel. NAPC Defense, Inc. may never have to pay the lender under this agreement because the Company has discontinued its treasure recovery its operations. At July 31, 2025 and April 30, 2025 the $50,000 is shown as a contingent liability shown on the accompanying consolidated balance sheet.

Commercial Office Space Lease Agreement

NAPC Defense Inc. entered into a lease agreement for approximately 2,900 share feet of commercial office space located in Clearwater, Florida that commenced on May 1, 2025 and that terminates on May 1, 2028. The base rent during the term of the lease is $3,138 per month in year one, $3,295 per month in year two, and $3,460 per month in year three (See Note 5).

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company had previously entered into a lease agreement on May 1, 2024, for 13,000 square feet of commercial office space and 40,000 square feet of warehousing and parking with a related party, with base month rent of $25,000. This lease agreement ended on April 30, 2025. The Company owed the related party rent of $25,000 at April 30, 2025. The $25,000 was paid to the related party during the three month period ended July 31, 2025.

During the three month period ended July 31, 2025, a related party limited liability company provided $6,500 of construction services to make improvements to the Company’s commercial office space. The amount is shown as accounts payable, related parties in the accompanying unaudited balance sheet at July 31, 2025.

On March 26, 2024 the Company entered into an Agreement for Acquisition (the “Agreement”) with a disabled veteran Native American  and woman owned limited liability company, Native American Pride Constructors, LLC, that is involved with government construction contracts as its primary business, and has access to a license opportunity with intellectual property rights as held, the business leads, letter of intent for overseas sales opportunity for Saudi Arabia, other foreign sales of arms related items under US approved transactions, and matters specified in the agreement subject to final approval of the enumerated items, to be acquired by the Company and in exchange for restricted common share of the Company. The Board determined that it would enter the defense and law enforcement arena as an additional business realm and is only acquiring rights to such defense related contracts, rights, defense business model, and the identified persons to build the defense industry business arm. The Company did not acquire any interest in the limited liability company, but starting its own defense related business, while purchasing the potential contract rights, and other matters.

The Company issued 95,000,000 shares of its restricted common stock valued at $1,615,000 and shown on the consolidated balance sheet as prepaid product rights as of April 30, 2024 to the limited liability company. The Company elected to classify the shares as a prepaid asset pending the closing of the deal. The shares were issued for purchase of the business rights, leads, and contracts and are subject to issuance under control of the Company’s prior president until sign off and final determination of certain contingent terms and conditions. The shares were valued based on the closing price of the Company’s stock on the date of the agreement. Upon completion of due diligence and a verification of certain terms and conditions, the deal closed and the shares issued to NAPC, LLC were reclassified from a prepaid asset to intellectual property on May 1, 2025. NAPC Defense, Inc.’s management has determined that the intellectual property should be impaired based on the Company not having closed sales and licensing deals for CornerShot and related products and services as of April 30, 2025. Accordingly, the Company impaired the balance of $1,615,000 of the intellectual property to $0 during the year ended April 30, 2025.

The above transactions and amounts are not necessarily what third parties would agree to.

Related Party Loans

See Note 6 - Notes Payable for information regarding related party loans.

NOTE 10 – DISCONTINUED OPERATIONS

At April 30, 2025 NAPC Defense, Inc. decided to discontinue its treasure and shipwreck recovery business in order to focus on its defense related business. Accordingly, the Company categorized its treasure and shipwreck recovery business as discontinued operations for the three month periods ended July 31, 2025 and 2024.

The operating results for discontinued operations have been presented in the accompanying consolidated statements of operations for the three month period ended July 31, 2025 and 2024, respectively, as discontinued operations and are summarized below:

	July 31, 2025	July 31, 2024
Total revenue	$-	$-
Operating expenses	-	-
Income from operations	-	-
Other expenses	-	-
Loss from operations of discontinued operations	$-	$31,869

The assets and liabilities of the discontinued operations at July 31, 2025 and April 30, 2025 are summarized below:

	July 31, 2025	April 30, 2025
Current assets	$-	$-
Other assets	-	-
Total Assets of discontinued operations, current	-	-

Property and equipment, net	-	-
Assets of discontinued operations, non-current	-
Total Assets	$-	$-

Contingent liability	-	-
Liabilities of discontinued operations, current	-	-

Liabilities of discontinued operations, non-current	-	-
Total Liabilities	$-	$-

Property and equipment

Fixed assets, at cost, for the discontinued operations consisted of the following at July 31, 2025 and April 30, 2025:

Fixed Assets	July 31, 2025	April 30, 2025
Diving Vessel	$-	$36,390
Magnetometer	-	-
Diving Vessel (Boston Whaler)	-	-
Diving Vessel (Commander)	-	-
Accumulated Depreciation	-	(36,390)
Fixed Assets, Net	$-	$-

Depreciation expense for the discontinued operations for the three month periods ended July 31, 2025 and 2024 was $0 and $3,346 respectively.

Impairment expense for the discontinued operations was $0 for the three month period ended July 31, 2025 and $22,340 for the three months ended July 31, 2024.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to July 31, 2025 the Company issued shares of its common stock as follows:

-	2,750,000 shares for the conversion of $27,500 of the principal of a convertible promissory note;

-	127,778 shares issued under subscription agreements for proceeds of $1,278; and

-	250,000 shares for consulting services valued at $2,500.

Subsequent to July 31, 2025 the Company entered into the following convertible note agreements and loans:

-	A convertible note dated August 21, 2025 with a face value of $150,000, an original issue discount of $15,000, proceeds to the Company of $135,000, an annual rate of interest of 10% that is convertible into shares at $0.01 and that is due on August 22, 2026. The note also states that the lender will receive monthly performance bonus payments of $500 per unit of the CornerShot product manufactured and delivered by the Company upon receipt of customer payment, limited to 100% of the loan value; and

-	A convertible note dated September 11, 2025 with a face value of $50,000, an original issue discount of $5,000, proceeds to the Company of $45,000, an annual rate of interest of 10% that is convertible into shares at $0.01 and that is due on September 12, 2026. The note also states that the lender will receive monthly performance bonus payments of $500 per unit of the CornerShot product manufactured and delivered by the Company upon receipt of customer payment, limited to 100% of the loan value.

Subsequent to July 31, 2025 the following convertible notes went into default:

-	A convertible promissory note dated August 12, 2024 that was due on August 12, 2025;

-	A convertible promissory note dated May 2, 2025 that was due on August 2, 2025; and

-	A convertible promissory note dated May 2, 2025 that was due on August 2, 2025.

Subsequent to July 31, 2025 the Company entered into an agreement with a related party to lease 6,500 square feet of warehouse space and 1,200 share feet office space. The lease is month-to-month until terminated by either the Company or the landlord and the base monthly rent is $10,000 per month.

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

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principals.

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

NAPC Defense, Inc. was able to secure the rights to the following items as part of the deal:

●	CornerShot rights for sale, domestically and through Saudi Arabia as existing with Silver Shadow of Israel, including the LOI for the CornerShot sale for Saudi Arabia from the Ministry of Defense, which is expected, for an expected order and contract for some 37,000 units of the CornerShot firearms and tactical units to Saudi Arabia as held by Native American Pride for the Silver Shadow of Israel, amount owed for Saudi Arabian payment potential under a contract if transacted. Such rights include the ability to contract and utilize the ATF licenses held for production and sale of firearms and accessories related to such technology under contract with NAPC Defense, Inc./BLIS, and existing approvals from the Department of State for foreign arms transactions, an existing or expected approval for firearms under approval from the Saudi Government. As well this includes the existing relationship with the Saudi Ministry of Defense for interest in the CornerShot purchase, including the relationship and visits expected for closing of such contract. Rights to the proceeds from the joint venture in Saudi Arabia for such introductions and potential future sales, visit to occur in Saudi Arabia, and domestic US sales potentials, including domestic law enforcement shows, conventions and US Military demonstration.

●	In addition, the ability and agreements to produce the CornerShot domestically in the United States which includes a current plastics manufacturer relationship and metals production relationship, both to be contracted, for such units of the CornerShot to be produced for all contracts or purchase orders which could be achieved. The Company attended various industry and networking conventions and conferences in Florida in June 2024, in New Jersey in June 2024 and the visit to Saudi Arabia in the summer of 2024.

●	Rights as existing to the CornerShot from Silver Shadow of Israel. To include the foreign sales to Saudi Arabia created by persons related to Native American, as well as domestic sales to law enforcement or government agencies in the United States. To include all media, CornerShot units, additional show and demonstration units, videos, and other rights.

●	Overseas brokering opportunities of ammunition sales to US Allies, with State Dept. the DDTC (Directorate of Defense Trade Controls, a government agency within the United States Department of State) as a registered broker the ability to request pre-brokering approval. This includes the sources and leads existing to large scale munitions inventories from third parties, including those on a revolving list that is held by parties which are available overseas for sale, to approved countries and end users. This includes all contacts and relations to overseas producers, holders, and potential purchasers of large-scale munitions sales for such areas as Allied and US military or foreign aid to Ukraine. These leads and brokering needed confirmation as to available inventories from owners overseas by the Company through relations created with the new operations. The amounts and the available rolling catalogues of available munitions and sources were subject to review and approval for final distribution. The verification was to be made as of or after May 1, 2024, through the former CEO with his experience and knowledge.

●	Verification for ability to design, manufacture and sell new items and lines of firearms and accessories to include but not be limited to rifles, small arms, ammunition, and accessories. the Company had additional information and contacts and will use the abilities of production and sales under the Native American Pride permits to conduct such study of new technologies, firearms, production, prototyping knowledge, and sales rights as necessary.

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

Summary of the Three Months Ended July 31, 2025 Results of Operations Compared to the Three Months Ended July 31, 2024 Results of Operations

Revenue

The Company recorded revenue of $0 and $67,467 during the three months ended July 31, 2025 and 2024, respectively.

During the three month period ended July 31, 2025, the Company incurred general and administrative expense of $29,874, rent expense of $13,001, consulting and accounting expense of $152,586, legal fees of $2,210, research and development expenses of $6,126, and professional fees of $54,262.

During the three month period ended July 31, 2024, the Company incurred consulting and accounting expense of $69,617, general and administrative expense of $137,450, legal fees of $20,650, professional fees of $3,150, research and development of $4,103 and rent expense of $80,000.

Total operating expenses were $258,059 for three month period ended July 31, 2025 versus $314,970 for the three month period ended July 31, 2024, a decrease of $56,911 or 18.1%. The decrease in operating expenses for the three month period ended April 30, 2025 is largely attributable to decreases in general and administrative expense of $107,576, rent expense of $66,999 and legal fees of $18,440. These decreases offset increases in consulting and accounting expenses of $82,969 and professional fees of $51,112 and research and development of $2,023.

Other Expenses

Total other expenses were $326,193 during the three month period ended July 31, 2025 and $156,491 during the three month period ended July 31, 2024, an increase of $169,702 or 108.4%. Other expenses increased during the three month period ended July 31, 2025 primarily due to an increases of $177,802 for amortization of debt discount and an increase of $100,312 in financing fees which offset a $123,653 decrease in loss on extinguishment of debt.

Discontinued Operations

During the three month period ended July 31, 2025, the Company had a loss from operations of discontinued operations of $0.

During the three month period ended July 31, 2024, the Company had a loss from operations of discontinued operations of $31,869.

Net Loss

For the year ended three month period ended July 31, 2025 the Company incurred net losses of $584,252 versus net losses of $435,863, for three month period ended July 31, 2024. The increase in net loss of $148,389 during the three month period ended July 31, 2025 was primarily due to increases in loss from other expenses.

Deemed Dividend

During the three month period ended July 31, 2025, the Company had a deemed dividend of $117,629 related to a price protection exercise price adjustment on warrants.

Net Loss Applicable To Common Stockholders

During the three month period ended July 31, 2025, net loss applicable to common stockholders was $701,881. During the three month period ended July 31, 2024, net loss applicable to common stockholders was $435,863.

Liquidity and capital resources

As at July 31, 2025, our total assets were $136,902 and our total liabilities were $1,582,743.

As at July 31, 2025, our current assets were $27,708 and current liabilities were $1,514,311.

As of July 31, 2025 our total stockholders’ deficit was $1,445,841.

As of July 31, 2025 we had a working capital deficit of $1,486,603.

Cash flows from operating activities

For the three months ended July 31, 2025 net cash flows used in operating activities was $248,359.

For the three months ended July 31, 2024 net cash flows used in operating activities was $163,549.

The increase in cash used in operating activities is primarily attributable to an increase in the net loss and the amortization of debt discount.

Cash flows from investing activities

For the three months ended July 31, 2025 net cash flow used in investing activities was $6,500.

For the three months ended July 31, 2024 net cash flow used in investing activities was $0.

Cash flows from financing activities

For the three months ended July 31, 2025 we have generated $267,657 in cash flows from financing activities.

For the three months ended July 31, 2024 we have generated $170,288 in cash flows from financing activities.

The increase in cash provided by financing activities is primarily attributable to an increase in proceeds from short term loans and cash proceeds from the exercise of warrants.

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

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At July 31, 2025, the Company had a working capital deficit of $1,486,603. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from the issuance date of these financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of July 31, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of July 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of July 31, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the three month period ended July 31, 2025.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently involved in any litigation, except as noted below, nor is it aware of any pending or threatened litigation against us of a material nature.

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that the Company did not follow through on a contract for their services related to its Regulation A offering in 2022. The Company has defended and is defending such on the basis that Delmar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of July 31, 2025, the suit was pending dismissal for lack of prosecution.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended July 31, 2025 the Company entered into a subscription agreements to sell 1,250,000 shares of its restricted common stock in exchange for proceeds of $12,500. The proceeds received were used for general corporate purposes and working capital.

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

Date: October 9, 2025	By:	/s/ Edward K.West
Edward K. West Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer )

Date: October 9, 2025	By:	/s/ John Spence
John Spence Chief Financial Officer Director

Date: October 9, 2025	By:	/s/ Craig A Huffman
Craig A. Huffman Chief Legal Officer, Secretary

Date: October 9, 2025	By:	/s/ Evelyn R. Gurba
Director

Date: October 9, 2025	By:	/s/ Derrick West
Director