Form 10-Q
period 2025-10-31
NAPC Defense, Inc.
filed 2025-12-15
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 334,633,460 common shares issued and outstanding as of December 15, 2025.

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

NAPC Defense, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2025	April 30, 2025
	Unaudited
ASSETS

Current assets:
Cash	$27,492	$11,812
Security deposit, related party	10,000	-
Prepaid expenses	11,623	4,640
Total current assets	49,115	16,452

Security deposit	4,900	-
Fixed assets	5,826	-
Right of use asset	80,588	-
Total Assets	$140,429	$16,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,971	$25,000
Account payable, related party	10,000	-
Accrued interest expense	187,186	115,996
Related party advances	6,470	17,726
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	1,379,631	806,787
Short term loans	22,925	22,925
Related party convertible loan	64,992	64,992
Related party short term loans	51,000	51,000
Lease liability - current	31,176	-
Contingent liabilities	50,000	50,000
Total current liabilities	1,825,051	1,163,126

Long term liabilities:
Lease liability	60,105	-
Total Liabilities	1,885,156	1,163,126

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 334,633,460 and 238,251,927 shares issued and outstanding at October 31, 2025 and April 30, 2025, respectively	334,651	238,269
Common stock to be issued (687,500 shares)	118,500	120,432
Additional paid-in capital	7,848,900	6,942,106
Accumulated deficit	(10,046,778)	(8,447,481)
Total Stockholders’ Deficit	(1,744,727)	(1,146,674)

Total Liabilities and Stockholders’ Deficit	$140,429	$16,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAPC Defense, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024
Revenue	$-	$-	$-	$67,467
Gross profit	-	-	-	67,467

Operating expenses
Consulting and accounting	58,351	61,629	210,937	131,246
General and administrative	535,950	18,740	565,824	178,530
Professional fees	37,335	12,021	91,597	15,171
Legal fees	22,000	15,000	24,210	35,650
Rent	47,311	75,000	60,312	155,000
Research and development	-	-	6,126	4,103
Total operating expenses	700,947	182,390	959,006	519,700

Loss from operations	(700,947)	(182,390)	(959,006)	(452,233)

Other income (expense)
Amortization of debt discount	(156,249)	(40,244)	(349,041)	(55,234)
Financing fees	-	-	(100,312)	-
Bad debt expense	-	(67,467)	-	(67,467)
Loss on extinguishment of debt	-	-	-	(123,653)
Interest expense	(40,220)	(23,524)	(73,309)	(41,372)
Total other income (expense)	(196,469)	(131,235)	(522,662)	(287,726)

Net loss from continuing operations	$(897,416)	$(313,625)	$(1,481,668)	$(739,959)

Discontinued operations
Loss from operations of discontinued operations	-	(140,296)	-	(149,825)
Total discontinued operations	-	(140,296)	-	(149,825)

Loss before income taxes	(897,416)	(453,921)	(1,481,668)	(889,784)

Provision for income tax	-	-	-	-

Net loss	$(897,416)	$(453,921)	$(1,481,668)	$(889,784)

Deemed dividend	-	-	(117,629)	-

Net loss applicable to common stockholders	$(897,416)	$(453,921)	$(1,599,297)	$(889,784)

Basic and diluted net loss per share - continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Basic and diluted net loss per share - discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted net loss per share - applied to common stockholders	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	280,434,598	188,526,001	264,659,107	181,564,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAPC Defense, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (EQUITY)
Three and six months ended October 31, 2025 and 2024
Unaudited

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - April 30, 2025	51	$-	238,251,927	$238,269	1,187,500	$120,432	$6,942,106	$(8,447,481)	$(1,146,674)

Common stock issued for cash	-	-	1,250,000	1,250	-	-	11,250	-	12,500

Conversion of debt and interest to common stock	-	-	6,218,041	6,218	-	-	55,962	-	62,180

Common stock issued as commitment fees	-	-	20,625,000	20,625	-	-	61,604	-	82,229

Issuance of issuable shares	-	-	500,000	500	(500,000)	(1,932)	1,432	-	-

Warrants issued with convertible notes payable	-	-	-	-	-	-	64,962	-	64,962

Warrants issued for services	-	-	-	-	-	-	17,857	-	17,857

Exercise of warrants	-	-	4,535,714	4,536	-	-	40,821	-	45,357

Deemed dividend from warrant price protection	-	-	-	-	-	-	117,629	(117,629)	-

Net loss	-	-	-	-	-	-	-	(584,252)	(584,252)

Balance - July 31, 2025	51	-	271,380,682	271,398	687,500	118,500	7,313,623	(9,149,362)	(1,445,841)

Common stock issued for cash	-	-	127,778	128	-	-	1,150	-	1,278

Conversion of debt and interest to common stock	-	-	6,875,000	6,875	-	-	61,875	-	68,750

Common stock issued as commitment fees	-	-	5,000,000	5,000	-	-	4,126	-	9,126

Warrants issued with convertible notes payable	-	-	-	-	-	-	9,126	-	9,126

Common stock issued for services	-	-	51,250,000	51,250	-	-	459,000	-	510,250

Net loss	-	-	-	-	-	-	-	(897,416)	(897,416)

Balance - October 31, 2025	51	$-	334,633,460	$334,651	687,500	$118,500	$7,848,900	$(10,046,778)	$(1,744,727)

					Common
					Stock	Additional			Total
	Preferred		Common		to be	Paid-in	Unearned	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Issued	Capital	compensation	Deficit	Deficit
Balance, April 30, 2024	51	$-	168,400,311	$168,416	$118,500	$5,469,924	$-	$(4,987,569)	$769,271)

Common stock issued for cash	-	-	2,892,857	2,893	-	67,607	-	-	70,500

Conversion of notes payable and accrued interest	-	-	8,428,574	8,429	-	227,571	-	-	236,000

Common stock issued as commitment fees	-	-	1,346,430	1,346	-	17,970	-	-	19,316

Common stock issued as satisfaction for contingent liability	-	-	5,866,667	5,867	-	167,786	-	-	173,653

Warrants issued with sale of common stock	-	-	-	-	-	10,500	-	-	10,500

Warrants issued with convertible notes payable	-	-	-	-	-	100,978	-	-	100,978

Net loss	-	-	-	-	-	-	-	(435,863)	(435,863)

Balance, July 31, 2024	51	$-	186,934,839	$186,951	$118,500	$6,062,336	$-	$(5,423,432)	$944,355

Conversion of debt and interest to equity	-	-	1,926,143	1,910	-	52,006	-	-	53,916

Warrants issued with convertible notes payable	-	-	-	-	-	56,514	-	-	56,514

Common stock to be issued	-	-	-	-	25,000	-	-	-	25,000

Net loss	-	-	-	-	-	-	-	(453,921)	(453,921)
Balance, October 31, 2024	51	$-	188,860,982	$188,861	$143,500	$6,170,856	$-	$(5,877,353)	$625,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months Ended
	October 31, 2025	October 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,481,668)	$(889,784)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	674	3,436
Stock issued for services	500,551	-
Amortization of debt discount	349,041	55,234
Amortization of prepaid consulting fees	-	54,599
Warrants issued for services	17,857	-
Financing fees	100,312	108,310
Loss on impairment of assets	-	140,296
Loss on extinguishment of debt	-	123,653
Amortization of right of use asset	10,692	-
Changes in operating assets and liabilities:
(Increase) decrease in security deposits	(14,900)	-
(Increase) decrease in prepaid expenses	2,716	-
Increase (decrease) in accounts payable and accounts payable, related party	(2,029)	58,649
Increase (decrease) in accrued interest payable	74,055	(17,072)
Net cash from operating activities	(442,699)	(362,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for leasehold improvements	(6,500)	-
Net cash from investing activities	(6,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from sale of common stock	13,778	91,000
Proceeds from convertible notes payable	417,000	330,000
Proceeds from related party short-term loans	38,800	-
Proceeds from exercise of warrants	45,357	-
Payments of short-term loans	-	(61,712)
Payments of related party short-term loans	(38,800)	-
Increase (decrease) in related party advances	(11,256)	16,310
Net cash from financing activities	464,879	375,598

Net change increase in cash	15,680	12,919

Cash - beginning of the period	11,812	-

Cash - end of the period	$27,492	$12,919

Supplemental disclosures of cash flows
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued as satisfaction for contingent liability	$-	$173,653
Warrants issued with convertible notes	$74,088	$148,073
Warrants issued with the sale of common stock	$-	$24,988
Conversion of notes payable and accrued interest	$130,930	$290,779
Common stock issued as commitment fees	$91,355	$-
Deemed dividend	$117,629	$-
Right of use asset and liability	$94,083	$-
Original issue discount on convertible loans	$28,939	$-
Prepaid stock issued for services	$9,699	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NAPC Defense, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
October 31, 2025

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

NOTE 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses and used net cash in its operations since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from the issuance date of these financial statements. Management’s plans include raising capital through the equity markets to fund operations and the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At October 31, 2025, the Company had a net working capital deficit of $1,775,936. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

The convertible notes that have been issued by the Company are convertible at the lender’s option. These convertible notes represent significant potential dilution to the Company’s current shareholders. As such when these notes are converted into equity there is typically a highly dilutive effect on current shareholders.

See Note 6 – Notes Payable and Convertible Notes Payable, for further information regarding the Company’s convertible notes payable and notes that are currently in default.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of the Presentation

The accompanying condensed consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal, recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and six months ended October 31, 2025 and 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. They should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended April 30, 2025. The results of operations are not necessarily indicative of the results for the full year.

Principals of Consolidation

The consolidated financial statements include the consolidated accounts of NAPC Defense, Inc. and its wholly-owned subsidiaries, NAPC Defense Media Group, Inc. and TSR Holdings, Inc. NAPC Defense Media Group, Inc. and TSR Holdings, Inc. do not have any operations. Intercompany transactions and balances have been eliminated.

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses actual. Actual results may differ from these estimates. Significant estimates in the accompanying financial statements include valuation of fixed assets, ROU asset and lease liability, valuation allowances against deferred tax assets, and the fair value of non cash equity transactions.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. These related to reclassification of certain operating expenses and other expenses to loss from operations of discontinued operations. For the six month period ended October 31, 2024, boat expenses, depreciation, and labor expense changed from $5,675, $3,436 and $418, respectively per filed to $0 per revised. The total amount of $9,529 was reclassified to loss from operations of discontinued operations. For the six month period period ended October 31, 2024, loss on impairment of assets changed from $140,296 per filed to $0 per revised. The total amount of $149,825 was reclassified to loss from operations of discontinued operations. This caused the operating expenses to change from $529,229 per filed to $519,700 and total other expenses to change from $428,022 per filed to $287,726 per revised. For the three month period ended October 31, 2024, general and administrative expense changed from $41,080 per filed to $18,740 per revised. The total amount of $22,340 was reclassified to loss from operations of discontinued operations. For the three month period ended October 31, 2024, loss on impairment of assets changed from $117,956 per filed to $0 per revised. The total amount of $140,296 was reclassified to loss from operations of discontinued operations. This caused the operating expenses to change from $204,730 per filed to $182,390 and total other expenses to change from $249,191 per filed to $131,235 per revised.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at October 31, 2025 and April 30, 2025. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of October 31, 2025, the Company had $0 in excess of the FDIC insured limit.

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

The potentially dilutive common stock equivalents for the six month periods ended October 31, 2025 and 2024 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of October 31, 2025 and 2024, there were approximately 190,814,779 and 38,903,595 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Fixed Assets

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the six month period ended October 31, 2025, the Company made leasehold improvements on its commercial office location with an estimated useful life of three years. Gains and losses upon disposition are reflected in the consolidated statements of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. Depreciation expense for the six months ended October 31, 2025 and 2024 was $674 and $0 respectively.

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

In March of 2024 the Company issued 95,000,000 shares of its restricted common stock valued at $1,615,000 to NAPC, LLC which was shown on the consolidated balance sheet as prepaid asset as of April 30, 2024. The shares were issued for the purchase of the product rights, expertise and knowledge necessary to commercialize the product rights, and were subject to issuance under control of the Company’s prior President until sign off and final determination of certain contingent terms and conditions. The shares were valued based on the closing price of the Company’s stock on the date of the agreement. Upon completion of due diligence and a verification of certain terms and conditions, the deal closed and the shares issued to NAPC, LLC were reclassified from a prepaid asset to intellectual property. NAPC Defense, Inc.’s management has determined that the intellectual property should be impaired based on the Company not having closed sales and licensing deals for CornerShot and related products and services as of April 30, 2025. Accordingly, the Company elected to write down the value of the intellectual property to $0 during the year ended April 30, 2025.

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

Convertible Debt Instruments

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

Customer Deposits

Customer deposits are an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of October 31, 2025 and April 30, 2025.

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

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, and historical results of our wholly-owned subsidiaries, NAPC Defense Media Group, Inc., and TSR Holdings, Inc. The discontinued operations exclude general corporate allocations.

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

In March of 2024 the Company issued 95,000,000 shares of its restricted common stock valued at $1,615,000 to NAPC, LLC which was shown on the consolidated balance sheet as prepaid asset as of April 30, 2024. The shares were issued for the purchase of the product rights, expertise and knowledge necessary to commercialize the product rights, and were subject to issuance under control of the Company’s prior President until sign off and final determination of certain contingent terms and conditions. The shares were valued based on the closing price of the Company’s stock on the date of the agreement. Upon completion of due diligence and a verification of certain terms and conditions, the deal closed and the shares issued to NAPC, LLC were reclassified from a prepaid asset to intellectual property. NAPC Defense, Inc.’s management has determined that the intellectual property should be impaired based on the Company’s not having closed sales and licensing deals for CornerShot and related products and services as of April 30, 2025. Accordingly, the Company impaired the balance of $1,615,000 of the intellectual property to $0 during the year ended April 30, 2025.

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

NAPC Defense Inc. entered into a lease agreement for approximately 2,900 square feet of commercial office space located in Clearwater, Florida that commenced on May 1, 2025 and that terminates on May 1, 2028. The base rent during the term of the lease is $3,138 per month in year one, $3,295 per month in year two, and $3,460 per month in year three. The Company was reimbursed $11,588 by the landlord for leasehold improvements during the three month period ended October 31, 2025.

On May 1, 2025, upon inception of the lease, the Company recorded a right-of-use asset and lease liability of $105,293. As a result of the lease incentive, the right of use asset and liability was adjusted to $94,083.

Right-of-use assets at October 31, 2025 and April 30, 2025 are summarized below:

	October 31, 2025	April 30, 2025
Office lease	$105,293	$-
Lease incentive - present value	(11,210)
Less accumulated amortization	(13,495)	-
Right of use assets, net	$80,588	$-

Rent expense for the six months ended October 31, 2025 was $17,935.

Operating Lease liabilities are summarized below:

	October 31, 2025	April 30, 2025
Office lease	$91,281	$-
Less: current portion	(31,176)	-
Long term portion	$60,105	$-

Maturity of lease liabilities are as follows:

October 31, 2025
Year ending April 30, 2026	18,831
Year ending April 30, 2027	39,544
Year ending April 30, 2028	41,521
Year ending April 30, 2029	3,460
Total future minimum lease payments	$103,356
Less imputed interest	(12,075)
PV of Payments	$91,281

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Related Party Convertible Loans

An officer of the Company provided a loan to NAPC Defense, Inc., under a convertible promissory note in the year ended April 30, 2022. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of October 31, 2025 and April 30, 2025, respectively.

On February 1, 2024 the Company entered into a master convertible corporate note agreement with Native American Pride Constructors, LLC (“NAPC, LLC”). NAPC, LLC advanced $63,791 to NAPC Defense, Inc. during the year ended April 30, 2024 to cover various operating expenses. The loan balance is convertible into the shares of NAPC Defense, Inc. at the discretion of the NAPC, LLC at a rate of $0.03 per share. The note does not pay interest and there is no specific time frame for repayment of the principal balance and therefore the note is considered due on demand. During the year ended April 30, 2025 the Company repaid $59,689 of principal to NAPC, LLC. The balances owed on the note were $4,102 as of October 31, 2025 and April 30, 2025, respectively.

Related Party Short Term Loans

On February 28, 2025 a limited liability company controlled by a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $6,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The balance due was $6,000 as of October 31, 2025 and April 30, 2025, respectively.

On March 04, 2025 a limited liability company controlled by a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $15,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The balance due was $15,000 as of October 31, 2025 and April 30, 2025, respectively.

On March 11, 2025 a limited liability company controlled by a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $30,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The balance due was $30,000 as of October 31, 2025 and April 30, 2025, respectively.

On June 23, 2025 a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $18,800. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. During the three months ended July 31, 2025 the Company repaid $9,000 of this loan. During the three months ended October 31, 2025 the Company repaid the remaining $9,800 of this loan and the balance due was $0 at October 31, 2025.

On July 1, 2025 a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $20,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. During the three months ended July 31, 2025 the Company repaid $12,000 of this loan. During the three months ended October 31, 2025 the Company repaid the remaining $8,000 of this loan and the balance due was $0 at October 31, 2025.

Short Term Loans

As of October 31, 2025 and April 30, 2025, the Company had short term loans totaling $22,925 and $22,925 respectively. At October 31, 2025 and April 30, 2025 short term loans consist of two loans with balances totaling $2,700 and $20,225. These two loans are unsecured, non-interest bearing and due on demand.

Six Month Period Ended October 31, 2025 New Convertible Notes Payable

On May 2, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on August 2, 2025. The company received proceeds of $25,000 net of issuance costs of $2,500 which were immediately expensed. The Company also issued the lender 2,750,000 shares of the Company’s common stock. The common stock was recorded at their relative fair values of $17,198. The resulting debt discount for this note was $17,198. The principal balance of the note as of October 31, 2025 was $0. See ‘conversions of convertible notes payable” below.

On May 2, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on August 2, 2025. The company received proceeds of $25,000 net of issue costs of $2,500 which were immediately expensed. The Company also issued 2,750,000 shares of common stock and stock warrants to the note holder to purchase 2,750,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $10,582 for the common stock and $10,580 for the warrants. The resulting debt discount for this note was $21,162. During the six month period ended October 31, 2025, the Company issued 2,750,000 shares of the its restricted common stock upon the conversion of the principal balance of $27,500. The principal balance of the note at October 31, 2025 is $0.

On May 19, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on May 20, 2026. The company received proceeds of $4,500 net of issue costs of $500 which were immediately expensed. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,929 for the common stock and $1,922 for the warrants. The resulting debt discount for this note was $3,851. The principal balance of the note as of October 31, 2025 is $5,000.

On June 23, 2025 the Company entered into a convertible promissory note with a face value of $50,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on June 24, 2026. The company received proceeds of $50,000. The Company also issued 5,000,000 shares of common stock and stock warrants to the note holder to purchase 5,000,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $16,163 for the common stock and $16,122 for the warrants. The resulting debt discount for this note was $32,285. The principal balance of the note as of October 31, 2025 is $50,000.

On July 2, 2025 the Company entered into a convertible promissory note with a face value of $55,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on October 1, 2025. The company received proceeds of $50,000 net of issue costs of $5,000 which were immediately expensed. The Company also issued 5,500,000 shares of the Company’s common stock and stock warrants to the note holder to purchase 5,500,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $21,176 and $21,161 for the warrants. The resulting debt discount for this note was $42,336. The principal balance of the note as of October 31, 2025 is $55,000.

On July 18, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on October 17, 2025. The company received proceeds of $25,000 net of issue costs of $2,500 which were immediately expensed. The Company also issued 2,750,000 shares of common stock and stock warrants to the note holder to purchase 2,750,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $10,695 for the common stock and $10,694 for the warrants. The resulting debt discount for this note was $21,390. During the six month period ended October 31, 2025, the Company issued 2,750,000 shares of the its restricted common stock upon the conversion of the principal balance of $27,500. The principal balance of the note at October 31, 2025 is $0.

On July 21, 2025 the Company entered into a convertible promissory note with a face value of $13,750, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on October 21, 2025. The company received proceeds of $12,500 net of issue costs of $1,250 which were immediately expensed. The Company also issued 1,375,000 shares of common stock and stock warrants to the note holder to purchase 1,375,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $4,485 for the common stock and $4,484 for the warrants. The resulting debt discount for this note was $8,969. During the six month period ended October 31, 2025, the Company issued 1,375,000 shares of the its restricted common stock upon the conversion of the principal balance of $13,750. The principal balance of the note at October 31, 2025 is $0

On August 21, 2025 the Company entered into a convertible promissory note with a face value of $150,000, an original issue discount of $15,000, proceeds to the Company of $135,000, an annual rate of interest of 10% that is convertible into shares at $0.01 and that is due on August 22, 2026. The note also states that the lender will receive monthly performance bonus payments of $500 per unit of the CornerShot product manufactured and delivered by the Company upon receipt of customer payment, limited to 100% of the loan value. The principal balance of the note as of October 31, 2025 is $150,000.

On September 11, 2025 the Company entered into a convertible promissory note with a face value of $50,000, an original issue discount of $5,000, proceeds to the Company of $45,000, an annual rate of interest of 10% that is convertible into shares at $0.01 and that is due on September 12, 2026. The note also states that the lender will receive monthly performance bonus payments of $500 per unit of the CornerShot product manufactured and delivered by the Company upon receipt of customer payment, limited to 100% of the loan value. The principal balance of the note as of October 31, 2025 is $50,000.

On October 6, 2025 the Company entered into a convertible promissory note with a face value of $50,000 an annual rate of interest of 10% that is convertible into shares of common stock at $0.01, and that is due on January 4, 2026. The company received proceeds of $45,000 net of issue costs. The Company also issued 5,000,000 shares of common stock and stock warrants to the note holder to purchase 5,000,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $9,126 for the common stock and $9,126 for the warrants. The resulting debt discount for this note was $23,255. The principal balance of the note as of October 31, 2025 is $50,000.

Prior Period Convertible Notes Payable

On May 19, 2021, the Company entered into a convertible note payable with a corporation. The note payable, had an original face value of $150,000, including a $15,000 original issue discount, bears interest at 10.0% per annum and was due on February 19, 2023. This note is currently in default due to non payment of principal and accrued interest. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. During the year ended April 30, 2025 the Company made a $64,280 adjustment to the principal balance of this note to account for fees and interest charged by the lender and issued 3,121,750 shares of its restricted common stock for the conversion of $34,280 of principal, $76,537 of accrued interest, and $1,730 of fees of this note. The principal balance of the note at October 31, 2025 and April 30, 2025 is $180,000.

On December 6, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with an original face value of $70,666, including a $17,666 original issue discount, bears interest at 15.0% per annum and was due on February 6, 2023. This note is currently in default due to non payment of principal and accrued interest. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. During the year ended April 30, 2025 the Company made a $56,533 adjustment to the principal balance of this note to account for fees and interest charged by the lender and issued 9,500,000 shares of its restricted common stock valued at $110,000 for the conversion of $67,139 of the principal balance and $69,055 of accrued interest of this note. During the three month period ended July 31, 2025, the Company issued 6,218,041 shares of the its restricted common stock upon the conversion of the principal balance of $60,060 and accrued interest of $2,121. The principal balance of the note at October 31, 2025 and April 30, 2025 is $0 and $60,060 respectively.

On August 1, 2023, the Company entered into a convertible note payable with an individual who at the time was a member of the Company’s Board of Directors until the individual resigned from the Board on March 27, 2024. The note payable, with a face value of $50,000, bears interest at 10.0% per annum and was due on August 1, 2024. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversion rate of $0.01. The principal balance of the convertible promissory note payable was $50,000 at October 31, 2025 and April 30, 2025.

On June 14, 2024, the Company entered into a convertible promissory note agreement with respect to the sale and issuance of: (i) an initial financing fee in the amount of 1,071,430 shares of the Company’s restricted common stock, and(ii) a promissory note in the aggregate principal amount of $150,000 and (iii) warrants to purchase 5,357,143 shares at $0.028. The company received proceeds of $135,000 resulting in an original issue discount of $15,000. The convertible promissory note has a due date of June 14, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.028. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $13,199 and $65,742 respectively. The resulting debt discount on this note was $93,941. The Company recorded a loan financing fee as additional principal of $60,000 during the three month period ended July 31, 2025. The principal balance of the note at October 31, 2025 and April 30, 2025 is $210,000 and $150,000 respectively.

On July 3, 2024, the Company entered into a convertible promissory note agreement with respect to the sale and issuance of: (i) an initial financing fee in the amount of 125,000 shares of the Company’s restricted common stock, and (ii) a promissory note in the aggregate principal amount of $75,000 and (iii) warrants to purchase 2,678,572 shares at $0.028. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note has a due date of July 3, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.028. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $1,642 and $35,040 respectively. The resulting debt discount on this note was $44,182. The Company recorded a loan financing fee as additional principal of $30,000 during the three month period ended July 31, 2025. The principal balance of the note at October 31, 2025 and April 30, 2025 is $105,000 and $75,000 respectively.

On August 12, 2024 the Company entered into a convertible promissory note with a face value of $30,000, an annual rate of interest of 6% that is convertible into shares of common stock at $0.02, and that is due on February 12, 2025. The Company also issued stock warrants to the note holder to purchase 1,500,000 shares of the Company’s common stock at $0.02. The warrants were recorded at its relative fair value of $13,090 as debt discount. This note is currently in default due to non payment of principal and accrued interest. The principal balance of the note at October 31, 2025 and April 30, 2025 was $30,000.

On October 17, 2024, the Company entered into a convertible promissory note with respect to the sale and issuance of: (i) an initial financing fee in the amount of 750,000 shares of the Company’s restricted common stock, (ii) a promissory note in the aggregate principal amount of $75,000, and (iii) common stock warrants to purchase 3,750,000 shares of the Company’s common stock at $0.02. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note originally had a due date of October 17, 2025, the Company received a communication from the lender that the note is not in default as of the date of this report. The note bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.02. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $6,833 and $30,258 respectively. The resulting debt discount on this note was $44,591. The principal balance of the note at October 31, 2025 and April 30, 2025 was $75,000.

On December 16, 2024 the Company entered into a convertible promissory note with a face value of $10,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 15, 2025. The company received proceeds of $9,000 resulting in an original issue discount of $1,000. The Company also issued 1,000,000 shares of common stock and stock warrants, to the note holder to purchase 1,000,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $4,097 for the common stock and $3,513 for the warrants. The resulting debt discount for this note was $8,610. The principal balance of the note at October 31, 2025 and April 30, 2025 is $10,000.

On December 18, 2024 the Company entered into a convertible promissory note with a face value of $15,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 18, 2025. The company received proceeds of $13,500 resulting in an original issue discount of $1,500. The Company also issued 1,500,000 shares of common stock and stock warrants, to the note holder to purchase 1,500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $6,124 for the common stock and $5,132 for the warrants. The resulting debt discount for this note was $12,756. The principal balance of the note at October 31, 2025 and April 30, 2025 is $15,000.

On December 18, 2024 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 18, 2025. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants, to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $2,041 for the common stock and $1,711 for the warrants. The resulting debt discount for this note was $4,252. The principal balance of the note at October 31, 2025 and April 30, 2025 is $5,000.

On December 20, 2024 the Company entered into a convertible promissory note with a face value of $250,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 19, 2025. The company received proceeds of $225,000 resulting in an original issue discount of $25,000. The Company also issued 25,000,000 shares of the common stock and stock warrants to the note holder to purchase 25,000,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $102,202 for the common stock and $86,387 for the warrants. The resulting debt discount for this note was $213,589. The principal balance of the note at October 31, 2025 and April 30, 2025 is $250,000.

On January 16, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on January 15, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $2,049 for the common stock and $1,809 for the warrants. The resulting debt discount for this note was $4,358. The principal balance of the note at October 31, 2025 and April 30, 2025 is $5,000.

On January 30, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on January 29, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $2,058 for the common stock and $1,764 for the warrants. The resulting debt discount for this note was $4,322. The principal balance of the note at October 31, 2025 and April 30, 2025 is $5,000.

On March 19, 2025 the Company entered into a convertible promissory note with a face value of $75,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 31, 2025. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The warrants were recorded at their relative fair value of $22,274. The resulting debt discount for this note was $29,774. The principal balance of the note at October 31, 2025 and April 30, 2025 is $75,000.

On March 19, 2025 the Company entered into a convertible promissory note with a face value of $75,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 31, 2025. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The Company also issued stock warrants to the note holder to purchase 1,875,000 shares of the Company’s common stock at $0.02. The warrants were recorded at their relative fair value of $22,274. The resulting debt discount for this note was $29,774. The principal balance of the note at October 31, 2025 and April 30, 2025 is $75,000.

On April 18, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on April 19, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,931 for the common stock and $1,919 for the warrants. The resulting debt discount for this note was $4,349. The principal balance of the note at October 31, 2025 and April 30, 2025 is $5,000.

On April 30, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on May 1, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,932 for the common stock and $1,919 for the warrants. The resulting debt discount for this note was $4,351. The principal balance of the note at October 31, 2025 and April 30, 2025 is $5,000.

Convertible Promissory Note Conversions

Six Month Period Ended October 31, 2025

The Company issued 6,218,041 shares of the its restricted common stock upon the conversion at the contract rate of $60,060 for principal and accrued interest of $2,121 for a convertible promissory note dated December 26, 2021. The principal balance of the note at October 31, 2025 is $0.

The Company issued 2,750,000 shares of the its restricted common stock upon the conversion at the contract rate of $27,500 for the principal and for a convertible promissory note dated May 2, 2025. The principal balance of the note at October 31, 2025 is $0.

The Company issued 2,750,000 shares of the its restricted common stock upon the conversion at the contract rate of $27,500 for the principal and for a convertible promissory note dated July 18, 2025. The principal balance of the note at October 31, 2025 is $0.

The Company issued 1,375,000 shares of the its restricted common stock upon the conversion at the contract rate of $13,750 for the principal and for a convertible promissory note dated July 21, 2025. The principal balance of the note at October 31, 2025 is $0.

Six Month Period Ended October 31, 2024

The Company issued 5,866,667 shares of the its restricted common stock valued at $173,653 to settle the principal balance of $112,975 and accrued interest of $12,681 for a convertible promissory note dated 04/26/21.

The Company issued 8,354,714 shares of the its restricted common stock for the conversion of $150,000 of the principal balance, $23,916 of accrued interest, and $60,000 of fees for a convertible promissory note dated 5/5/2021.

The Company issued 2,000,000 shares of its restricted common stock for the conversion of $18,210 principal, $36,925 interest and $865 fees for a convertible promissory note dated 5/19/2021.

Convertible Notes Payable

The following table reflects the convertible notes payable as of October 31, 2025 and April 30, 2025:

Issue Date	Maturity Date		October 31, 2025 Principal Balance	April 30, 2025 Principal Balance	Rate	Conversion Price
Convertible notes payable
05/19/2021	02/19/2023	*	180,000	180,000	10.00%	0.010
12/06/2021	02/06/2023	**	-	60,060	15.00%	0.010
08/01/2023	03/27/2024	*	50,000	50,000	10.00%	0.010
06/16/2024	06/16/2025	*	210,000	150,000	10.00%	0.028
07/03/2024	07/03/2025	*	105,000	75,000	10.00%	0.028
08/12/2024	08/12/2025	*	30,000	30,000	6.00%	0.020
10/17/2024	10/17/2025	*	75,000	75,000	10.00%	0.020
12/16/2024	12/25/2025		10,000	10,000	10.00%	0.020
12/18/2024	12/18/2025		15,000	15,000	10.00%	0.020
12/18/2024	12/18/2025		5,000	5,000	10.00%	0.020
12/20/2024	12/19/2025		250,000	250,000	10.00%	0.020
01/16/2025	01/15/2026		5,000	5,000	10.00%	0.020
01/30/2025	01/29/2026		5,000	5,000	10.00%	0.020
03/19/2025	12/31/2025		75,000	75,000	10.00%	0.020
03/19/2025	12/31/2025		75,000	75,000	10.00%	0.020
04/18/2025	04/19/2026		5,000	5,000	10.00%	0.020
04/30/2025	05/01/2026		5,000	5,000	10.00%	0.020
05/02/2025	08/02/2025	*	27,500	-	10.00%	0.020
05/02/2025	08/02/2025	**	-	-	10.00%	0.020
05/19/2025	05/20/2026		5,000	-	10.00%	0.020
06/23/2025	06/24/2026		50,000	-	10.00%	0.020
07/02/2025	10/01/2025	*	55,000	-	10.00%	0.020
07/18/2025	08/02/2025	**	-	-	10.00%	0.020
07/21/2025	10/21/2025	**	-	-	10.00%	0.020
08/21/2025	08/22/2026		150,000	-	10.00%	0.010
09/11/2025	09/12/2026		50,000	-	10.00%	0.010
10/06/2025	01/04/2026		50,000	-	10.00%	0.010
			1,487,500	1,070,060
Unamortized discounts			(107,869)	(263,273)
Balance convertible notes payable			$1,379,631	$806,787

*	Notes that were in default as of October 31, 2025 due to non payment of principal and/or accrued interest. Total aggregate principal of $732,500 was in default as of October 31, 2025.

**	These notes were converted into shares of common stock during the six month period ended October 31, 2025.

Accrued Interest

As of October 31, 2025 and April 30, 2025, the balance of accrued interest for the Company’s convertible notes payable was $174,954 and $108,059, respectively.

As of October 31, 2025 and April 30, 2025, the balance of accrued interest for the Company’s related party short term loans was $3,671 and $757, respectively.

As of October 31, 2025 and April 30, 2025, the balance of accrued interest for the Company’s short term loans was $7,098 and $5,927, respectively.

As of October 31, 2025 and April 30, 2025, the balance of accrued interest for the Company’s related party convertible loans was $1,463 and $1,253, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common Stock

On October 14, 2025, the Company filed with the State of Nevada to increase the authorized shares of the Corporation from 500,000,000 common shares to 2,000,000,000 common shares. Such filing was processed to be effective with the State of Nevada on October 15, 2025. At October 31, 2025 the Company had 2,000,000,000 authorized shares of common stock.

During the three month period ended October 31, 2025 NAPC Defense, Inc. issued 63,252,778 shares of the Company’s restricted common stock, including:

-	127,778 common shares for total proceeds of $1,278;

-	6,875,000 common shares for $68,750 of principal converted at the contractual conversion rate.

-	5,000,000 common shares and valued at $9,126 based on the relative fair value on the date of issuance for loan origination;

-	5,000,000 warrants issue with convertible debt valued at their relative fair value of $9,126 to purchase common shares; and

-	51,250,000 common shares valued at their fair value based on quoted trading prices at grant dates of $510,250 issued for services.

During the three month period ended July 31, 2025 NAPC Defense, Inc. issued 33,128,755 shares of the Company’s restricted common stock, including:

-	1,250,000 common shares with warrants under subscription agreements for total proceeds of $12,500;

-	6,218,041 common shares for $62,180 of principal, interest and fees converted at the contractual conversion rate.

-	20,625,000 common shares valued at $82,229 based on the relative fair value on the date of issuance for loan origination;

-	4,535,714 common shares for the exercise of warrants for aggregate proceeds of $45,357; and

-	500,000 shares issued from issuable shares.

During the three month period ended October 31, 2024 NAPC Defense, Inc. Issued shares of the Company’s restricted common stock, including:

-	1,926,143 common shares for $53,916 of principal converted at the contractual conversion rate.

During the three month period ended July 31, 2024 NAPC Defense, Inc. Issued shares of the Company’s restricted common stock, including:

-	2,892,857 common shares under subscription agreements for total proceeds of $70,500;

-	8,428,574 common shares for the conversion of $236,000 of principal, interest and fees converted at the contractual conversion rate.

-	1,346,430 common shares valued at $19,316 based on the relative fair value on the date of issuance for loan origination;

-	5,866,667 common shares valued at $173,653 for the satisfaction for contingent liability.

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

At October 31, 2025 and April 30, 205 the Company had 51 shares of Series A preferred shares outstanding.

Voting Control Preferred Stock

On October 14, 2025 the Board of Directors authorized the designation of a new series of preferred shares, titled “Voting Control Preferred,” consisting of seventy (70) shares. Each Voting Control Preferred share is allocated one percent (1%) of the Corporation’s aggregate voting power, thus the entire series represents seventy percent (70%) of total shareholder voting power. These shares are non-transferable, non-convertible, and carry no rights to dividends or liquidation proceeds, nor any monetary or residual value. The Voting Control Preferred shares vote exclusively as a block directed by the Board of Directors, specifically on matters that require shareholder approval such as amendments to the articles of incorporation, changes in authorized shares, mergers, significant asset sales, and other fundamental corporate actions. This structure is designed to secure governance stability and continuity as the Company navigates future strategic growth and potential corporate actions.

As of the date of this report, the Company had not yet filed the Certificate of Designation with the State of Nevada and no Voting Control Preferred shares have been issued.

Warrants

		Weighted -	Weighted -	Aggregate -
Number of Warrants	Number of Warrants	Average Exercise Price	Remaining Term	Intrinsic Value
Outstanding at April 30, 2025	52,615,668	$0.0250	2.460	$-
Granted	25,910,714	$0.0102
Warrants issued under full ratchet price protection	11,785,715	$0.0100
Exercised	(4,535,714)	$0.1000
Cancelled	(1,500,000)	$0.0200
Outstanding at October 31, 2025	84,276,383	$0.0178	2.554	$133,339

The 37,696,429 warrants issued during the six month period ended October 31, 2025 consisted of the following:

●	1,250,000 warrants were issued in connection with subscription agreements;

●	1,785,714 warrants were issued for services;

●	22,875,000 warrants were issued in connection with convertible debt financings; and

●	11,785,715 warrants issued for full ratchet price protection.

During the six month period ended October 31, 2025, the Company recorded a deemed dividend in the amount of $117,629 as a result of 11,785,715 additional warrants issuable due to full ratchet price protection.

Significant range of inputs for the six month period ended October 31, 2025 arising from the Black-Scholes options pricing model are as follows for the warrants:

Quoted market price on valuation date	$.004 - .0165
Exercise price	$0.01 – 0.02
Expected life (in years)	2 - 5 Years

Equivalent volatility	326.94 – 425.12%
Interest rates	3.75 - 3.98%

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation, except as noted below, nor is it aware of any pending or threatened litigation against us of a material nature.

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that the Company did not follow through on a contract for their services related to its Regulation A offering in 2022. The Company has defended and is defending such on the basis that Delmar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of October 31, 2025, the suit was pending dismissal for lack of prosecution.

Media Use and License Agreement

On February 5, 2023, the Company entered into a Media Use and License Agreement with a corporation. Under the terms of the Media Use and License Agreement, the Company granted the user entity (the “Licensee”) an exclusive license to use photographic and video rights of NAPC Defense, Inc.’s then treasure recovery activities for use to publicize non-fungible token sales as well as appearances by persons for such publication and sales. The authority to use the works includes the right to visit and photograph or video activities of NAPC Defense, Inc. treasure recovery operations. The Licensee agreed to pay to NAPC Defense, Inc. an initial net rights fee of $85,000. NAPC Defense, Inc. was to be owed a royalty from any net revenue to the Licensee for such amounts of sales over the initial rights payment in the amount of 30% for such net sales for any which shall be calculated within thirty days of annual year end. The Licensor never fully developed the Media related business and as of October 31, 2025, no such activity had occurred, nor is it expected to occur in its former form.

Vessel Loan and Treasure Recovery Agreement

On March 5, 2023, the Company entered into a loan agreement with an individual. Under the terms of the loan agreement, the lender provided a vessel loan to NAPC Defense, Inc. toward the purchase price of a vessel at auction in the amount of $50,000 at a 0% per annum rate of interest. In exchange for the loan, NAPC Defense, Inc. agreed to grant to the lender an amount of treasure recovered from the vessel for the 2023, 2024, and 2025 treasure recovery seasons, at a percentage of recovery from the gross amount, being 1% for each $10,000 loaned to NAPC Defense, Inc. for such purchase up to a maximum of 5% for $50,000, or if less than an even $10,000 increment, then that fraction of such amount as a percentage. In addition, NAPC Defense, Inc. shall allow the lender up to 3% of such treasure recovered for a fourth year, if such amount is required to reach $30,000 or more for such purchase. The lender was also given a lien on the vessel. NAPC Defense, Inc. may never have to pay the lender under this agreement because the Company has discontinued its treasure recovery its operations. At October 31, 2025 and April 30, 2025 the $50,000 is shown as a contingent liability shown on the accompanying consolidated balance sheet.

Commercial Office Space Lease Agreements

NAPC Defense Inc. entered into a lease agreement for approximately 2,900 share feet of commercial office space located in Clearwater, Florida that commenced on May 1, 2025 and that terminates on May 1, 2028. The base rent during the term of the lease is $3,138 per month in year one, $3,295 per month in year two, and $3,460 per month in year three (See Note 5).

NAPC Defense, Inc. entered into a lease agreement for commercial office space with a related party commencing on August 15, 2025 with a month-to-month term and a base monthly rent of $10,000. During the six month period ended October 31, 2025 the Company paid the related party $30,000 for rent (See Note 9).

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company entered into a lease agreement for commercial office space with a related party commencing on August 15, 2025 with a month-to-month term and a base monthly rent of $10,000. During the six month period ended October 31, 2025 the Company expensed $30,000 for rent. As of October 31, 2025, the amount owed is $10,000 and is included in accounts payable, related party in the accompanying balance sheet.

The Company had previously entered into a lease agreement on May 1, 2024, for 13,000 square feet of commercial office space and 40,000 square feet of warehousing and parking with a related party, with base month rent of $25,000. This lease agreement ended on April 30, 2025. The Company owed the related party rent of $25,000 at April 30, 2025. The $25,000 was paid to the related party during the six month period ended October 31, 2025.

During the six month period ended October 31, 2025, a related party limited liability company provided $6,500 of construction services to make improvements to the Company’s commercial office space.

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

NOTE 10 – DISCONTINUED OPERATIONS

At April 30, 2025 NAPC Defense, Inc. decided to discontinue its treasure and shipwreck recovery business in order to focus on its defense related business. Accordingly, the Company categorized its treasure and shipwreck recovery business as discontinued operations for the six and three month periods ended October 31, 2025 and 2024.

The operating results for discontinued operations have been presented in the accompanying consolidated statements of operations for the six month period ended October 31, 2025 and 2024, respectively, as discontinued operations and are summarized below:

	October 31, 2025	October 31, 2024
Total revenue	$-	$-
Operating expenses	-	-
Income from operations	-	-
Other expenses	-	-
Loss from operations of discontinued operations	$-	$149,825

The operating results for discontinued operations have been presented in the accompanying consolidated statements of operations for the three month period ended October 31, 2025 and 2024, respectively, as discontinued operations and are summarized below:

	October 31, 2025	October 31, 2024
Total revenue	$-	$-
Operating expenses	-	-
Income from operations	-	-
Other expenses	-	-
Loss from operations of discontinued operations	$-	$140,296

The assets and liabilities of the discontinued operations at October 31, 2025 and April 30, 2025 are summarized below:

	October 31, 2025	April 30, 2025
Current assets	$-	$-
Other assets	-	-
Total Assets of discontinued operations, current	-	-

Property and equipment, net	-	-
Assets of discontinued operations, non-current	-
Total Assets	$-	$-

Contingent liability	-	-
Liabilities of discontinued operations, current	-	-

Liabilities of discontinued operations, non-current	-	-
Total Liabilities	$-	$-

Property and equipment

Fixed assets, at cost, for the discontinued operations consisted of the following at October 31, 2025 and April 30, 2025:

Fixed Assets	October 31, 2025	April 30, 2025
Diving Vessel	$-	$36,390
Magnetometer	-	-
Diving Vessel (Boston Whaler)	-	-
Diving Vessel (Commander)	-	-
Accumulated Depreciation	-	(36,390)
Fixed Assets, Net	$-	$-

Depreciation expense for the discontinued operations for the six months ended October 31, 2025 and 2024 was $0 and $3,436 respectively.

Impairment expense for the discontinued operations for the six months period ended October 31, 2025 and 2024 was $0 and $22,340 respectively.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to October 31, 2024 the Company entered into the following loan agreement:

-	A loan in the amount of $1,400 with an individual related party lender. The loan has an annual interest rate of 10% and is due on demand.

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

Summary of the Six Months Ended October 31, 2025 Results of Operations Compared to the Six Months Ended October 31, 2024 Results of Operations

Revenue

The Company recorded revenue of $0 and $67,467 during the six months ended October 31, 2025 and 2024, respectively.

Operating Expenses

During the six month period ended October 31, 2025, the Company incurred general and administrative expense of $565,824, consulting and accounting expense of $210,937, professional fees of $91,597, rent expense of $60,312, legal fees of $24,210, and research and development expenses of $6,126.

During the six month period ended October 31, 2024, the Company incurred general and administrative expense of $178,530, rent expense of $155,00, consulting and accounting expense of $131,246, legal fees of $35,650, professional fees of $15,171, and research and development expense of $4,103.

Total operating expenses were $959,006 for the six month period ended October 31, 2025 versus $519,700 for the six month period ended October 31, 2024, an increase of $439,306 or 84.5%. The increase in operating expenses for the six month period October 31, 2025 is largely attributable to increases in general and administrative expense of $387,294, consulting and accounting of $79,691, professional fees of $76,426. These increases offset decreases in rent expense of $94,688 and legal fees of 11,440.

Other Expense

Total other expenses were $522,662 during the six month period ended October 31, 2025 and $287,726 during the six month period ended October 31, 2024, an increase of $234,936 or 81.7%. Other expenses increased during the six month period ended October 31, 2025 primarily due to an increases of $293,807 for amortization of debt discount, an increase of $100,312 in financing fees, and an increase in interest expense of $31,937 which offset a $123,653 decrease in loss on extinguishment of debt and a $67,467 decrease in bad debt expense.

Discontinued Operations

During the six month period ended October 31, 2025, the Company had a loss from operations of discontinued operations of $0.

During the six month period ended October 31, 2024, the Company had a loss from operations of discontinued operations of $149,825.

Net Loss

For the year ended three month period ended October 31, 2025 the Company incurred net losses of $1,481,668 versus net losses of $889,784, for six month period ended October 31, 2024. The increase in net loss of $591,884 during the six month period ended October 31, 2025 was primarily due to increases in loss from operations and loss from other expenses.

Deemed Dividend

During the six month period ended October 31, 2025, the Company had a deemed dividend of $117,629 related to a price protection exercise price adjustment on warrants.

Net Loss Applicable To Common Stockholders

During the six month period ended October 31, 2025, net loss applicable to common stockholders was $1,599,297. During the six month period ended July 31, 2024, net loss applicable to common stockholders was $889,784.

Summary of the Three Months Ended October 31, 2025 Results of Operations Compared to the Three Months Ended October 31, 2024 Results of Operations

Revenue

The Company did not generate any revenue during the three month periods ended October 31, 2025 and 2024.

Operating Expenses

During the three month period ended October 31, 2025, the Company incurred general and administrative expense of $535,950, consulting and accounting expense of $58,351, professional fees of $37,335, rent expense of $47,311, and legal fees of $22,000.

During the three month period ended October 31, 2024, the Company incurred general and administrative expense of $18,740, rent expense of $75,00, consulting and accounting expense of $61,629, legal fees of $15,000, and professional fees of $12,021.

Total operating expenses were $700,947 for three month period ended October 31, 2025 versus $182,390 for the three month period ended October 31, 2024, an increase of $518,557 or 284.3%. The increase in operating expenses for the three month period ended October 31, 2025 is largely attributable to increases in general and administrative expense of $517,210 and professional fees of $25,314. These increases offset decreases in rent expense of $27,689 and consulting and accounting fees of 3,278.

Other Expense

Total other expenses were $196,469 during the three month period ended October 31, 2025 and $131,235 during the three month period ended October 31, 2024, an increase of $65,234 or 49.7%. Other expenses increased during the three month period ended October 31, 2025 primarily due to an increases of $116,005 for amortization of debt discount, an increase in interest expense of $16,696 which offset a $67,467 decrease in bad debt expense.

Discontinued Operations

During the three month period ended October 31, 2025, the Company had a loss from operations of discontinued operations of $0.

During the three month period ended October 31, 2024, the Company had a loss from operations of discontinued operations of $140,296.

Net Loss

For the year ended three month period ended October 31, 2025 the Company incurred net losses of $897,416 versus net losses of $453,921, for the three month period ended October 31, 2024. The increase in net loss of $443,495 during the three month period ended October 31, 2025 was primarily due to increases in loss from operations and loss from other expenses.

Liquidity and capital resources

As of October 31, 2025, our total assets were $140,429.

As of October 31, 2025, our current liabilities were $1,825,051 and Stockholders’ deficit was $1,744,427.

As of October 31, 2025 we had a net working capital deficit of $1,775,936.

Cash flows from operating activities

For the six months ended October 31, 2025 net cash flows used in operating activities was $442,699.

For the six months ended October 31, 2024 net cash flows used in operating activities was $362,679.

The increase in cash used in operating activities is primarily attributable to an increase in the net loss, stock issued for services, and the amortization of debt discount.

Cash flows from investing activities

For the six months ended October 31, 2025 net cash flow used in investing activities was $6,500.

For the six months ended October 31, 2024 net cash flow used in investing activities was $0.

Cash flows from financing activities

For the six months ended October 31, 2025 we have generated $464,879 in cash flows from financing activities.

For the six months ended October 31, 2024 we have generated $375,598 in cash flows from financing activities.

The increase in cash provided by financing activities is primarily attributable to an increase in proceeds from convertible notes payable, proceeds from short term loans and cash proceeds from the exercise of warrants.

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

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At October 31, 2025, the Company had a working capital deficit of $1,775,936. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from the issuance date of these financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of October 31, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of October 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of October 31, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the six month period ended October 31, 2025.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently involved in any litigation nor is it aware of any pending or threatened litigation against us of a material nature.

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that NAPC Defense, Inc. NAPC Defense, Inc. did not follow through on a contract for their services related to its regulation A offering in 2022. The Company has defended and is defending such on the basis that Del Mar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of October 31, 2025, the suit was pending dismissal for lack of prosecution.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended October 31, 2025 the Company entered into a subscription agreement to sell 127,778 shares of its restricted common stock in exchange for proceeds of $1,278. The proceeds received were used for general corporate purposes and working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

Preferred Share Designation

On October 14, 2025, the Board of Directors authorized the designation of seventy (70) shares of a new series of Preferred Stock, designated as Voting Control Preferred. Each share of this new series represents one percent (1%) of the Corporation’s aggregate voting power, such that the entire series collectively represents seventy percent (70%) of the total shareholder voting power of the Company.

Powers, Rights, and Limitations

The Voting Control Preferred shares are structured to be voted only as a single block and solely in accordance with the collective direction of the Board of Directors. These shares may only be exercised on shareholder matters requiring approval, which may include amendments to governance documents, increases or decreases in share authorization, significant corporate restructuring, or similar major corporate actions. The series expressly does not confer voting rights regarding the nomination, election, or removal of directors, or on any matters concerning the compensation of directors or officers.

The shares of this series are subject to further limitations as follows: they are non-transferable, indivisible, and may not be pledged or assigned. Additionally, the Voting Control Preferred shares do not constitute the personal property of any director, officer, or shareholder.

Additional Terms

The Voting Control Preferred series does not possess any rights to the payment of dividends, nor any rights of conversion into common stock or other securities. There are no liquidation or redemption privileges, and the shares do not have any monetary value. The sole function of this series is as a voting instrument for the purpose of maintaining governance stability and continuity within the organization. As a result, there is no financial value assigned to these shares within the Company’s accounting or audit records.

As of the date of this report, the Certificate of Designation has not been filed with the State of Nevada.

Issuance of Restricted Common Shares to Directors and Officers

On October 22, 2025, the Board of Directors of NAPC Defense, Inc. / Beliss Corp. approved the issuance of 50,000,000 restricted book-entry shares of the Company’s common stock to certain directors and officers in recognition of services rendered and to further align leadership interests with the Company’s long-term corporate objectives. The shares were allocated as follows: 5,000,000 to Derrick V. West, 20,000,000 to Edward K. West, 20,000,000 to Evelyn R. Gurba, and 5,000,000 to John Spence, as reflected in the Board’s share issuance resolution and related issuance instructions submitted to the Company’s transfer agent.

All shares issued are restricted securities, subject to applicable U.S. securities laws and resale restrictions, and may require legal opinions prior to any transfer or sale. The Company’s Chief Financial Officer has been authorized to execute all necessary transfer agent instructions and related documentation, and the Company’s officers have been directed to update the stock ledger and shareholder registry to reflect the issuances; the Board has confirmed that this authorization remains in full force and effect and has not been rescinded or amended.

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

Date: December 15, 2025	By:	/s/ Edward K.West
Edward K. West Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer )

Date: December 15, 2025	By:	/s/ John Spence
John Spence Chief Financial Officer Director

Date: December 15, 2025	By:	/s/ Craig A Huffman
Craig A. Huffman Chief Legal Officer, Principal Financial Officer, Secretary

Date: December 15, 2025	By:	/s/ Evelyn R. Gurba
Director

Date: December 15, 2025	By:	/s/ Derrick West
Director