Form 10-Q
period 2026-01-31
NAPC Defense, Inc.
filed 2026-03-17
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 397,474,072 common shares issued and outstanding as of March 17, 2026.

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

NAPC Defense, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2026	April 30, 2025
	Unaudited
ASSETS

Current assets:
Cash	$25,015	$11,812
Prepaid expenses	44,151	4,640
Total current assets	69,166	16,452

Security deposit	4,900	-
Security deposit, related party	10,000	-
Fixed assets	5,242	-
Right of use asset	73,764	-
Total Assets	$163,072	$16,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,624	$25,000
Accounts payable, related party	10,000	-
Accrued interest expense	175,180	115,996
Related party advances	8,229	17,726
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	1,296,464	806,787
Short term loans	22,925	22,925
Related party convertible loan	64,992	64,992
Related party short term loans	52,400	51,000
Lease liability - current	32,441	-
Contingent liabilities	50,000	50,000
Total current liabilities	1,722,955	1,163,126

Long term liabilities:
Lease liability	51,568	-
Total Liabilities	1,774,523	1,163,126

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding. Voting control preferred stock, $0.001 par value; 70 shares authorized, 70 shares issued and outstanding, issued January 22, 2026.	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 375,182,322 and 238,251,927 shares issued and outstanding at January 31, 2026 and April 30, 2025, respectively	375,201	238,269
Common stock to be issued; 1,187,500 shares	119,000	120,432
Additional paid-in capital	8,231,392	6,942,106
Accumulated deficit	(10,337,044)	(8,447,481)
Total Stockholders’ Deficit (Equity)	(1,611,451)	(1,146,674)

Total Liabilities and Stockholders’ Deficit	$163,072	$16,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	January 31, 2026	January 31, 2025	January 31, 2026	January 31, 2025
Revenue	$-	$-	$-	$67,467
Gross profit	-	-	-	67,467

Operating expenses
Consulting and accounting	59,699	95,574	270,636	226,820
General and administrative	18,119	71,632	583,943	250,162
Professional fees	21,406	3,183	113,003	18,354
Legal fees	9,900	8,100	34,110	43,750
Rent	43,173	75,000	103,485	230,000
Research and development	-	6,009	6,126	10,112
Total operating expenses	152,297	259,498	1,111,303	779,198

Loss from operations	(152,297)	(259,498)	(1,111,303)	(711,731)

Other income (expense)
Amortization of debt discount	(90,979)	(78,963)	(440,020)	(134,197)
Financing fees	(865)	(277,050)	(101,177)	(277,050)
Credit loss expense	-	-	-	(67,467)
Loss on extinguishment of debt	-	-	-	(123,653)
Interest expense	(46,125)	(23,701)	(119,434)	(65,073)
Total other income (expense)	(137,969)	(379,714)	(660,631)	(667,440)

Net loss from continuing operations	$(290,266)	$(639,212)	$(1,771,934)	$(1,379,171)

Discontinued operations
Loss from operations of discontinued operations	-	-	-	(149,825)
Total discontinued operations	-	-	-	(149,825)

Loss before income taxes	(290,266)	(639,212)	(1,771,934)	(1,528,996)

Provision for income tax	-	-	-	-

Net loss	$(290,266)	$(639,212)	$(1,771,934)	$(1,528,996)

Deemed dividend	-	-	(117,629)	-

Net loss applicable to common stockholders	$(290,266)	$(639,212)	$(1,889,563)	$(1,528,996)

Loss per share - basic and diluted - continuing	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Loss per share - basic and diluted - discontinued	$0.00	$0.00	$0.00	$(0.00)
Loss per share - basic and diluted - common	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	352,244,372	206,332,426	292,615,431	189,842,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (EQUITY)
Three and nine months ended January 31, 2026 and 2025
UNAUDITED

	Shares	Amount	Shares	Amount	Common Stock to be Issued	Additional Paid-in Capital	Unearned compensation	Accumulated Deficit	Total Stockholder’ Deficit
Balance, April 30, 2024	51	$-	168,400,311	$168,416	$118,500	$5,469,924	$-	$(4,987,569)	$769,271

Sale of common stock	-	-	2,892,857	2,893	-	67,607	-	-	70,500

Conversion of notes payable and accrued interest	-	-	8,428,574	8,429	-	227,571	-	-	236,000

Common stock issued as commitment fees	-	-	1,346,430	1,346	-	17,970	-	-	19,316

Common stock issued as satisfaction for contingent liability	-	-	5,866,667	5,867	-	167,786	-	-	173,653

Warrants issued with sale of common stock	-	-	-	-	-	10,500	-	-	10,500

Warrants issued with convertible notes payable	-	-	-	-	-	100,978	-	-	100,978

Net loss	-	-	-	-	-	-	-	(435,863)	(435,863)

Balance, July 31, 2024	51	$-	186,934,839	$186,951	$118,500	$6,062,336	$-	$(5,423,432)	$944,355

Conversion of debt and interest to equity	-	-	1,926,143	1,910	-	52,006	-	-	53,916

Warrants issued with convertible notes payable	-	-	-	-	-	56,514	-	-	56,514

Common stock to be issued	-	-	-	-	25,000	-	-	-	25,000

Net loss	-	-	-	-	-	-	-	(453,921)	(453,921)

Balance, October 31, 2024	51	$-	188,860,982	$188,861	$143,500	$6,170,856	$-	$(5,877,353)	$625,864

Sale of common stock	-	-	266,667	267	-	3,733	-	-	4,000

Warrants issued with convertible notes payable	-	-	-	-	-	110,368	-	-	110,368

Common stock issued as commitment fees	-	-	29,750,000	29,750	-	83,339	-	-	113,089

Conversion of debt and interest to equity	-	-	4,621,750	4,622	-	67,813	-	-	72,435

Stock issued for finance fees	-	-	4,902,537	4,903	-	243,147	-	-	248,050

Shares earned for services	-	-	1,100,000	1,100	-	9,925	-	-	11,025

Conversion of warrants	-	-	1,750,000	1,750	-	33,250	-	-	35,000

Net loss	-	-	-	-	-	-	-	(639,212)	(639,212)

Balance, January 31, 2025	51	$-	231,251,936	$231,253	$143,500	$6,722,431	$-	$(6,516,565)	$580,619

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - April 30, 2025	51	$-	238,251,927	$238,269	1,187,500	$120,432	$6,942,106	$(8,447,481)	$(1,146,674)

Sale of common stock	-	-	1,250,000	1,250	-	-	11,250	-	12,500

Conversion of debt and interest to common stock	-	-	6,218,041	6,218	-	-	55,962	-	62,180

Common stock issued as commitment fees	-	-	20,625,000	20,625	-	-	61,604	-	82,229

Issuance of issuable shares	-	-	500,000	500	(500,000)	(1,932)	1,432	-	-

Warrants issued with convertible notes payable	-	-	-	-	-	-	64,962	-	64,962

Warrants issued for services	-	-	-	-	-	-	17,857	-	17,857

Exercise of warrants	-	-	4,535,714	4,536	-	-	40,821	-	45,357

Deemed dividend from warrant price protection	-	-	-	-	-	-	117,629	(117,629)	-

Net loss	-	-	-	-	-	-	-	(584,252)	(584,252)

Balance - July 31, 2025	51	-	271,380,682	271,398	687,500	118,500	7,313,623	(9,149,362)	(1,445,841)

Sale of common stock	-	-	127,778	128	-	-	1,150	-	1,278

Conversion of debt and interest to common stock	-	-	6,875,000	6,875	-	-	61,875	-	68,750

Common stock issued as commitment fees	-	-	5,000,000	5,000	-	-	4,126	-	9,126

Warrants issued with convertible notes payable	-	-	-	-	-	-	9,126	-	9,126

Common stock issued for services	-	-	51,250,000	51,250	-	-	459,000	-	510,250

Net loss	-	-	-	-	-	-	-	(897,416)	(897,416)

Balance - October 31, 2025	51	$-	334,633,460	$334,651	687,500	$118,500	$7,848,900	$(10,046,778)	$(1,744,727)

Sale of common stock	-	-	6,420,000	6,420	-	-	57,780	-	64,200

Conversion of debt and interest to common stock	-	-	22,612,195	22,613	-	-	233,766	-	256,379

Common stock issued as commitment fees	-	-	8,416,667	8,417	500,000	500	19,966	-	28,883

Warrants issued with convertible notes payable	-	-	-	-	-	-	28,880	-	28,880

Common stock issued for services	-	-	3,100,000	3,100	-	-	42,100	-	45,200

Net loss	-	-	-	-	-	-	-	(290,266)	(290,266)

Balance - January 31, 2026	51	$-	375,182,322	$375,201	1,187,500	$119,000	$8,231,392	$(10,337,044)	$(1,611,451)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended
	January 31, 2026	January 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,771,934)	$(1,528,996)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,258	3,436
Stock issued for services	512,051	11,025
Amortization of debt discount	440,020	134,197
Amortization of prepaid consulting fees	-	43,574
Warrants issued for services	17,857	-
Financing fees	101,177	277,050
Loss on impairment of assets	-	140,296
Loss on extinguishment of debt	-	123,653
Amortization of right of use asset	10,245	-
Credit loss expense	-	67,467
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	(67,467)
(Increase) decrease in deposits	(14,900)	-
(Increase) decrease in prepaid expenses	(3,888)	-
Increase (decrease) in accounts payable	(13,376)	(17,536)
Increase (decrease) in accrued interest payable	120,179	157,382
Net cash from operating activities	(594,278)	(655,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for leasehold improvements	(6,500)	-
Net cash from investing activities	(6,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from sale of common stock	77,978	95,000
Proceeds from convertible notes payable	498,000	620,000
Proceeds from short-term loans	40,200	-
Proceeds from exercise of warrants	45,357	-
Payments of short-term loans	-	(59,705)
Proceeds from and repayment to related party	(9,497)	16,310
Payments of related party loans	(38,800)	-
Net cash from financing activities	613,981	671,605

Net change increase in cash	13,203	15,686

Cash - beginning of the period	11,812	-

Cash - end of the period	$25,015	$15,686

Supplemental disclosures of cash flows
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued as satisfaction for contingent liability	$-	$173,653
Warrants issued with convertible notes	$102,968	$289,615
Warrants issued with the sale of common stock	$-	$24,988
Conversion of notes payable & accrued interest	$387,309	$290,779
Common stock issued as commitment fees	$120,238	$-
Deemed dividend	$117,629	$-
Right of use asset and liability	$94,083	$-
Original issue discount on convertible loans	$98,167	$-
Prepaid stock issued for services	$55,200	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NAPC Defense, Inc.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2026

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

NOTE 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses and used net cash in its operations since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from the issuance date of these financial statements. Management’s plans include raising capital through the equity markets to fund operations and the generation of revenue through its business. The Company does not expect to generate any significant revenues for the foreseeable future. At January 31, 2026, the Company had a net working capital deficit of $1,653,789. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of the Presentation

The accompanying condensed consolidated financial statements and related disclosures have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting of normal, recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the three and nine months ended January 31, 2026 and 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. They should be read in conjunction with the annual financial statements reported in the latest Form 10-K filed for the year ended April 30, 2025. The results of operations are not necessarily indicative of the results for the full year.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation. These related to reclassification of certain operating expenses and other expenses to loss from operations of discontinued operations. For the nine month period ended January 31, 2025, boat expenses, depreciation, and labor expense changed from $5,675, $3,436 and $418, respectively per filed to $0 per revised. The total amount of $9,529 was reclassified to loss from operations of discontinued operations. For the nine month period period ended January 31, 2025, loss on impairment of assets changed from $140,296 per filed to $0 per revised. The total amount of $149,825 was reclassified to loss from operations of discontinued operations. This caused the operating expenses to change from $788,727 per filed to $779,198 and total other expenses to change from $807,736 per filed to $667,440 per revised. For the nine month period ended January 31, 2025, increase (decrease) in related party advances was changed to proceeds from and repayment to related party and reclassified from operating activities to financing activities. This caused net cash from operating activities to change from $639,609 per filed to $655,919 per revised and net cash from financing activities to change from $655,295 per filed to $671,605 per revised.

There were no reclassifications for the three month period ended January 31, 2025.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at January 31, 2026 and April 30, 2025. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2026 and April 30, 2025, the Company had $0 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments.

The core principal of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principal and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. For the three and nine months ended January 31, 2026, the Company generated no revenue.

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

The potentially dilutive common stock equivalents for the nine month periods ended January 31, 2026 and 2025 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of January 31, 2026 and 2025, there were approximately 202,373,123 and 46,476,214 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Fixed Assets

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the nine month period ended January 31, 2026, the Company made leasehold improvements on its commercial office location with an estimated useful life of three years. Gains and losses upon disposition are reflected in the consolidated statements of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred. Depreciation expense for the nine months ended January 31, 2026 and 2025 was $1,258 and $0 respectively.

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

Customer Deposits

Customer deposits are an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of January 31, 2026 and 2025.

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

Segment Information

In November 2023, the FASB issued ASU 2023-07, *Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures*, enhancing segment expense transparency. The Company has adopted this standard in fiscal year ended April 30, 2026. The Company has determined that it has one reportable segment, which includes defense related business including generating revenue and incurring expenses. The Company will focus on the production and supply of CornerShot® units under license from Silver Shadow of Israel to overseas militaries and governments, subject to U.S. Government approval, as well as to U.S.-based law enforcement agencies. The single segment was identified based on how the Chief Operating Decision Maker, who the Company has determined to be its Chief Executive Officer, manages and evaluates performance and allocates resources.

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

NAPC Defense Inc. entered into a lease agreement for approximately 2,900 square feet of commercial office space located in Clearwater, Florida that commenced on May 1, 2025 and that terminates on May 1, 2028. The base rent during the term of the lease is $3,138 per month in year one, $3,295 per month in year two, and $3,460 per month in year three. The Company was reimbursed $11,588 by the landlord for leasehold improvements and is shown as an offset against fixed assets in the accompanying balance sheet during the nine month period ended January 31, 2026.

On May 1, 2025, upon inception of the lease, the Company recorded a right-of-use asset and lease liability of $105,293. As a result of the lease incentive, the right of use asset and liability was adjusted to $94,083.

Right-of-use assets at January 31, 2026 and April 30, 2025 are summarized below:

	January 31, 2026	April 30, 2025
Office lease	$105,293	$-
Lease incentives	(11,210)	-
Less accumulated amortization	(20,319)	-
Right of use assets, net	$73,764	$-

Rent expense for the nine months ended January 31, 2025 was $103,485.

Operating Lease liabilities are summarized below:

	January 31, 2026	April 30, 2025
Office lease	$84,009	$-
Less: current portion	(32,441)	-
Long term portion	$51,568	$-

Maturity of lease liabilities are as follows:

January 31, 2026
Year ending April 30, 2026	$9,415
Year ending April 30, 2027	39,544
Year ending April 30, 2028	41,521
Year ending April 30, 2029	3,461
Total future minimum lease payments	$93,941
Less imputed interest	(9,932)
PV of Payments	$84,009

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Related Party Convertible Loans

An officer of the Company provided a loan to NAPC Defense, Inc., under a convertible promissory note in the year ended April 30, 2022. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of January 31, 2026 and April 30, 2025, respectively.

On February 1, 2024 the Company entered into a master convertible corporate note agreement with Native American Pride Constructors, LLC (“NAPC, LLC”). NAPC, LLC advanced $63,791 to NAPC Defense, Inc. during the year ended April 30, 2024 to cover various operating expenses. The loan balance is convertible into the shares of NAPC Defense, Inc. at the discretion of the NAPC, LLC at a rate of $0.03 per share. The note does not pay interest and there is no specific time frame for repayment of the principal balance and therefore the note is considered due on demand. During the year ended April 30, 2025 the Company repaid $59,689 of principal to NAPC, LLC. The balances owed on the note were $4,102 as of January 31, 2026 and April 30, 2025, respectively.

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

On June 23, 2025 a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $18,800. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. During the three months ended July 31, 2025 the Company repaid $9,000 of this loan. During the nine months ended January 31, 2025 the Company repaid the remaining $9,800 of this loan and the balance due was $0 at January 31, 2026 .

On July 1, 2025 a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $20,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. During the three months ended July 31, 2025 the Company repaid $12,000 of this loan. During the three months ended October 31, 2025 the Company repaid the remaining $8,000 of this loan and the balance due was $0 at January 31, 2026.

On November 26, 2025 a related party shareholder provided a loan to NAPC Defense, Inc., in the amount of $1,400. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The balance due was $1,400 as of January 31, 2026.

Short Term Loans

As of January 31, 2026 and April 30, 2025, the Company had short term loans totaling $22, comprised of two loans with balances totaling $2,700 and $20,225. These two loans are unsecured, non-interest bearing and due on demand.

Nine Month Period Ended January 31, 2026 New Convertible Notes Payable

On May 2, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that was due on August 2, 2025. The company received proceeds of $25,000 net of issuance costs of $2,500 which were immediately expensed. The Company also issued the lender 2,750,000 shares of the Company’s common stock. The common stock was recorded at their relative fair values of $17,198. The resulting debt discount for this note was $17,198. The principal balance of the note as of January 31, 2025 was $27,500.

On May 2, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that was due on August 2, 2025. The company received proceeds of $25,000 net of issue costs of $2,500 which were immediately expensed. The Company also issued 2,750,000 shares of common stock and stock warrants to the note holder to purchase 2,750,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $10,582 for the common stock and $10,580 for the warrants. The resulting debt discount for this note was $21,162. During the nine month period ended January 31, 2026, the Company issued 2,750,000 shares of its restricted common stock upon the conversion of the principal balance of $27,500. The principal balance of the note at of January 31, 2026 is $0.

On May 19, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on May 20, 2026. The company received proceeds of $4,500 net of issue costs of $500 which were immediately expensed. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,929 for the common stock and $1,922 for the warrants. The resulting debt discount for this note was $3,851. The Company issued 267,500 shares of the its restricted common stock upon the conversion at the contract rate of $5,350 for the principal and accrued interest for this note. The principal balance of the note as of January 31, 2026 is $0.

On June 23, 2025 the Company entered into a convertible promissory note with a face value of $50,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on June 24, 2026. The company received proceeds of $50,000. The Company also issued 5,000,000 shares of common stock and stock warrants to the note holder to purchase 5,000,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $16,163 for the common stock and $16,122 for the warrants. The resulting debt discount for this note was $32,285. The principal balance of the note as of January 31, 2026 is $50,000.

On July 2, 2025 the Company entered into a convertible promissory note with a face value of $55,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that was due on October 1, 2025. The company received proceeds of $50,000 net of issue costs of $5,000 which were immediately expensed. The Company also issued 5,500,000 shares of the Company’s common stock and stock warrants to the note holder to purchase 5,500,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $21,176 and $21,161 for the warrants. The resulting debt discount for this note was $42,336. The principal balance of the note as of January 31, 2026 is $55,000.

On July 18, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that was due on October 17, 2025. The company received proceeds of $25,000 net of issue costs of $2,500 which were immediately expensed. The Company also issued 2,750,000 shares of common stock and stock warrants to the note holder to purchase 2,750,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $10,695 for the common stock and $10,694 for the warrants. The resulting debt discount for this note was $21,390. During the nine month period ended of January 31, 2026, the Company issued 2,750,000 shares of the its restricted common stock upon the conversion of the principal balance of $27,500. The principal balance of the note at January 31, 2026 is $0.

On July 21, 2025 the Company entered into a convertible promissory note with a face value of $13,750, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that was due on October 21, 2025. The company received proceeds of $12,500 net of issue costs of $1,250 which were immediately expensed. The Company also issued 1,375,000 shares of common stock and stock warrants to the note holder to purchase 1,375,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $4,485 for the common stock and $4,484 for the warrants. The resulting debt discount for this note was $8,969. During the nine month period ended of January 31, 2026, the Company issued 1,375,000 shares of the its restricted common stock upon the conversion of the principal balance of $13,750. The principal balance of the note at January 31, 2026 is $0.

On August 27, 2025 the Company entered into a convertible promissory note with a face value of $150,000, an original issue discount of $15,000, proceeds to the Company of $135,000, an annual rate of interest of 10% that is convertible into shares at $0.01 and that is due on August 22, 2026. The note also states that the lender will receive monthly performance bonus payments of $500 per unit of the CornerShot product manufactured and delivered by the Company upon receipt of customer payment, limited to 100% of the loan value. The principal balance of the note as of January 31, 2026 is $150,000.

On September 11, 2025 the Company entered into a convertible promissory note with a face value of $50,000, an original issue discount of $5,000, proceeds to the Company of $45,000, an annual rate of interest of 10% that is convertible into shares at $0.01 and that is due on September 12, 2026. The note also states that the lender will receive monthly performance bonus payments of $500 per unit of the CornerShot product manufactured and delivered by the Company upon receipt of customer payment, limited to 100% of the loan value. The principal balance of the note as of January 31, 2026 is $50,000.

On October 6, 2025 the Company entered into a convertible promissory note with a face value of $50,000 an annual rate of interest of 10% that is convertible into shares of common stock at $0.01, and that was due on January 4, 2026. The company received proceeds of $45,000 net of issue costs. The Company also issued 5,000,000 shares of common stock and stock warrants to the note holder to purchase 5,000,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $9,129 for the common stock and $9,126 for the warrants. The resulting debt discount for this note was $23,255. During the nine month period ended of January 31, 2026, the Company issued 5,000,000 shares of the its restricted common stock upon the conversion of the principal balance of $50,000. The principal balance of the note as of January 31, 2026 is $0.

On December 12, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.01, and that is due on June 12, 2026. The company received proceeds of $25,000 net of issue costs of $2,500 which were immediately expensed. The Company also issued 2,750,000 shares of common stock and stock warrants to the note holder to purchase 2,750,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $8,971 for the common stock and $8,970 for the warrants. The resulting debt discount for this note was $20,441. The principal balance of the note at January 31, 2026 is $27,500.

On January 14, 2026 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.01, and that is due on January 13, 2027. The company received proceeds of $4,500 net of issue costs of $500 which were immediately expensed. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,623 for the common stock and $1,623 for the warrants. The resulting debt discount for this note was $3,746. The principal balance of the note as of January 31, 2026 is $5,000.

On January 16, 2026 the Company entered into a convertible promissory note with a face value of $1,667, an annual rate of interest of 10% that is convertible into shares of common stock at $0.01, and that is due on January 15, 2027. The company received proceeds of $1,500 net of issue costs of $167 which were immediately expensed. The Company also issued 166,667 shares of common stock and stock warrants to the note holder to purchase 166,667 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $541 for the common stock and $541 for the warrants. The resulting debt discount for this note was $1,249. The principal balance of the note as of January 31, 2026 is $1,667.

On January 28, 2026 the Company entered into a convertible promissory note with a face value of $55,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.01, and that is due on April 28, 2026. The company received proceeds of $50,000 net of issue costs of $5,000 which were immediately expensed. The Company also issued 5,500,000 shares of the Company’s common stock and stock warrants to the note holder to purchase 5,500,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $17,747 and $17,746 for the warrants. The resulting debt discount for this note was $40,493. The principal balance of the note as of January 31, 2026 is $55,000.

Prior Period Convertible Notes Payable

On May 19, 2021, the Company entered into a convertible note payable with a corporation. The note payable, had an original face value of $150,000, including a $15,000 original issue discount, bears interest at 10.0% per annum and was due on February 19, 2023. This note is currently in default due to non payment of principal and accrued interest. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. During the year ended April 30, 2025 the Company made a $64,280 adjustment to the principal balance of this note to account for fees and interest charged by the lender and issued 3,121,750 shares of its restricted common stock for the conversion of $34,280 of principal, $76,537 of accrued interest, and $1,730 of fees of this note. During the three month period ended January 31, 2026, the Company issued 2,586,500 shares of the its restricted common stock upon the conversion of the principal balance of $3,650, accrued interest of $21,350, and fees of $865. The principal balance of the note as of January 31, 2026 and April 30, 2025 is $176,350 and $180,000, respectively.

On December 6, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with an original face value of $70,666, including a $17,666 original issue discount, bears interest at 15.0% per annum and was due on February 6, 2023. This note is currently in default due to non payment of principal and accrued interest. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversation rate of $0.10. During the year ended April 30, 2025 the Company made a $56,533 adjustment to the principal balance of this note to account for fees and interest charged by the lender and issued 9,500,000 shares of its restricted common stock valued at $110,000 for the conversion of $67,139 of the principal balance and $69,055 of accrued interest of this note. During the three month period ended July 31, 2025, the Company issued 6,218,041 shares of the its restricted common stock upon the conversion of the principal balance of $60,060 and accrued interest of $2,121. The principal balance of the note as of January 31, 2026 and April 30, 2025 is $0 and $60,060 respectively.

On August 1, 2023, the Company entered into a convertible note payable with an individual who at the time was a member of the Company’s Board of Directors until the individual resigned from the Board on March 27, 2024. The note payable, with a face value of $50,000, bears interest at 10.0% per annum and was due on August 1, 2024. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversion rate of $0.01. The principal balance of the convertible promissory note payable was $50,000 as of January 31, 2026 and April 30, 2025.

On June 14, 2024, the Company entered into a convertible promissory note agreement with respect to the sale and issuance of: (i) an initial financing fee in the amount of 1,071,430 shares of the Company’s restricted common stock, and(ii) a promissory note in the aggregate principal amount of $150,000 and (iii) warrants to purchase 5,357,143 shares at $0.028. The company received proceeds of $135,000 resulting in an original issue discount of $15,000. The convertible promissory note has a due date of June 14, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.028. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $13,199 and $65,742 respectively. The resulting debt discount on this note was $93,941. The Company recorded a loan financing fee as additional principal of $60,000 during the three month period ended July 31, 2025. During the three month period ended January 31, 2026, the Company issued 12,000,000 shares of the its restricted common stock upon the conversion of the principal balance of $88,733 and accrued interest of $31,267. The principal balance of the note as of January 31, 2026 and April 30, 2025 is $121,267 and $150,000, respectively.

On July 3, 2024, the Company entered into a convertible promissory note agreement with respect to the sale and issuance of: (i) an initial financing fee in the amount of 125,000 shares of the Company’s restricted common stock, and (ii) a promissory note in the aggregate principal amount of $75,000 and (iii) warrants to purchase 2,678,572 shares at $0.028. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note has a due date of July 3, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.028. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $1,642 and $35,040 respectively. The resulting debt discount on this note was $44,182. The Company recorded a loan financing fee as additional principal of $30,000 during the three month period ended July 31, 2025. The principal balance of the note as of January 31, 2026 and April 30, 2025 is $105,000 and $75,000 respectively.

On August 12, 2024 the Company entered into a convertible promissory note with a face value of $30,000, an annual rate of interest of 6% that is convertible into shares of common stock at $0.02, and that is due on February 12, 2025. The Company also issued stock warrants to the note holder to purchase 1,500,000 shares of the Company’s common stock at $0.02. The warrants were recorded at its relative fair value of $13,090 as debt discount. This note is currently in default due to non payment of principal and accrued interest. The principal balance of the note as of January 31, 2026 and April 30, 2025 was $30,000.

On October 17, 2024, the Company entered into a convertible promissory note with respect to the sale and issuance of: (i) an initial financing fee in the amount of 750,000 shares of the Company’s restricted common stock, (ii) a promissory note in the aggregate principal amount of $75,000, and (iii) common stock warrants to purchase 3,750,000 shares of the Company’s common stock at $0.02. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note originally had a due date of October 17, 2025, the Company received a communication from the lender that the note is not in default as of the date of this report. The note bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.02. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $6,833 and $30,258 respectively. The resulting debt discount on this note was $44,591. The principal balance of the note as of January 31, 2026 and April 30, 2025 was $75,000.

On December 16, 2024 the Company entered into a convertible promissory note with a face value of $10,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 15, 2025. The company received proceeds of $9,000 resulting in an original issue discount of $1,000. The Company also issued 1,000,000 shares of common stock and stock warrants, to the note holder to purchase 1,000,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $4,097 for the common stock and $3,513 for the warrants. The resulting debt discount for this note was $8,610. During the three month period ended January 31, 2026 the Company issued 556,389 shares of the its restricted common stock upon the conversion at the contract rate of $11,128 to convert principal and accrued interest for the note. The principal balance of the note as of January 31, 2026 and April 30, 2025 is $0 and $10,000, respectively.

On December 18, 2024 the Company entered into a convertible promissory note with a face value of $15,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 18, 2025. The company received proceeds of $13,500 resulting in an original issue discount of $1,500. The Company also issued 1,500,000 shares of common stock and stock warrants, to the note holder to purchase 1,500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $6,124 for the common stock and $5,132 for the warrants. The resulting debt discount for this note was $12,756. The Company issued 834,167 shares of the its restricted common stock upon the conversion at the contract rate of $16,683 for the principal and accrued interest for the note. The principal balance of the note as of January 31, 2026 and April 30, 2025 is $0 and $15,000, respectively.

On December 18, 2024 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 18, 2025. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants, to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $2,041 for the common stock and $1,711 for the warrants. The resulting debt discount for this note was $4,252. The Company issued 278,056 shares of the its restricted common stock upon the conversion at the contract rate of $5,561 for the principal and accrued interest or the note. The principal balance of the note as of January 31, 2026 and April 30, 2025 is $0 and $5,000, respectively.

On December 20, 2024 the Company entered into a convertible promissory note with a face value of $250,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 19, 2025. The company received proceeds of $225,000 resulting in an original issue discount of $25,000. The Company also issued 25,000,000 shares of the common stock and stock warrants to the note holder to purchase 25,000,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $102,202 for the common stock and $86,387 for the warrants. The resulting debt discount for this note was $213,589. The principal balance of the note as of January 31, 2026 and April 30, 2025 is $250,000.

On January 16, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on January 15, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $2,049 for the common stock and $1,809 for the warrants. The resulting debt discount for this note was $4,358. The Company issued 276,042 shares of the its restricted common stock upon the conversion at the contract rate of $5,521 for the principal and accrued interest for the note. The principal balance of the note as of January 31, 2026 and April 30, 2025 is $0 and $5,000.

On January 30, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on January 29, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $2,058 for the common stock and $1,764 for the warrants. The resulting debt discount for this note was $4,322. The Company issued 275,069 shares of the its restricted common stock upon the conversion at the contract rate of $5,501 for the principal and accrued interest for this note. The principal balance of the note as of January 31, 2026 and April 30, 2025 is $0 and $5,000, respectively.

On March 19, 2025 the Company entered into a convertible promissory note with a face value of $75,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 31, 2025. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The warrants were recorded at their relative fair value of $22,274. The resulting debt discount for this note was $29,774. The principal balance of the note as of January 31, 2026 and April 30, 2025 is $75,000.

On March 19, 2025 the Company entered into a convertible promissory note with a face value of $75,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 31, 2025. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The Company also issued stock warrants to the note holder to purchase 1,875,000 shares of the Company’s common stock at $0.02. The warrants were recorded at their relative fair value of $22,274. The resulting debt discount for this note was $29,774. The principal balance of the note as of January 31, 2026 and April 30, 2025 is $75,000.

On April 18, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on April 19, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,931 for the common stock and $1,919 for the warrants. The resulting debt discount for this note was $4,349. The Company issued 269,653 shares of the its restricted common stock upon the conversion at the contract rate of $5,393 for the principal and accrued interest for this note. The principal balance of the note as of January 31, 2026 and April 30, 2025 is $0 and $5,000, respectively.

On April 30, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on May 1, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,932 for the common stock and $1,919 for the warrants. The resulting debt discount for this note was $4,351. The Company issued 268,819 shares of the its restricted common stock upon the conversion at the contract rate of $5,376 for the principal and accrued interest for this note. The principal balance of the note as of January 31, 2026 and April 30, 2025 is $0 and $5,000, respectively.

Convertible Promissory Note Conversions

Nine Month Period Ended January 31, 2026:

The Company issued 556,389 shares of the its restricted common stock upon the conversion at the contract rate of $11,128 for the principal and accrued interest for a convertible promissory note dated December 16, 2024. The principal balance of the note at January 31, 2026 is $0.

The Company issued 834,167 shares of the its restricted common stock upon the conversion at the contract rate of $16,683 for the principal and accrued interest for a convertible promissory note dated December 18, 2024. The principal balance of the note at January 31, 2026 is $0.

The Company issued 278,056 shares of the its restricted common stock upon the conversion at the contract rate of $5,561 for the principal and accrued interest for a convertible promissory note dated December 18, 2024. The principal balance of the note at January 31, 2026 is $0.

The Company issued 276,042 shares of the its restricted common stock upon the conversion at the contract rate of $5,521 for the principal and accrued interest for a convertible promissory note dated January 16, 2025. The principal balance of the note at January 31, 2026 is $0.

The Company issued 275,069 shares of the its restricted common stock upon the conversion at the contract rate of $5,501 for the principal and accrued interest for a convertible promissory note dated January 30, 2025. The principal balance of the note at January 31, 2026 is $0.

The Company issued 269,653 shares of the its restricted common stock upon the conversion at the contract rate of $5,393 for the principal and accrued interest for a convertible promissory note dated April 18, 2025. The principal balance of the note at January 31, 2026 is $0.

The Company issued 268,819 shares of the its restricted common stock upon the conversion at the contract rate of $5,376 for the principal and accrued interest for a convertible promissory note dated April 30, 2025. The principal balance of the note at January 31, 2026 is $0.

The Company issued 267,500 shares of the its restricted common stock upon the conversion at the contract rate of $5,350 for the principal and accrued interest for a convertible promissory note dated May 19, 2025. The principal balance of the note at January 31, 2026 is $0.

The Company issued 6,218,041 shares of the its restricted common stock upon the conversion at the contract rate of $62,180 for principal and accrued interest for a convertible promissory note dated December 26, 2021. The principal balance of the note at January 31, 2026 is $0.

The Company issued 2,750,000 shares of the its restricted common stock upon the conversion at the contract rate of $27,500 for the principal for a convertible promissory note dated May 2, 2025. The principal balance of the note at January 31, 2026 is $0.

The Company issued 2,750,000 shares of the its restricted common stock upon the conversion at the contract rate of $27,500 for the principal for a convertible promissory note dated July 18, 2025. The principal balance of the note at January 31, 2026 is $0.

The Company issued 1,375,000 shares of the its restricted common stock upon the conversion at the contract rate of $13,750 for the principal for a convertible promissory note dated July 21, 2025. The principal balance of the note at January 31, 2026 is $0.

The Company issued 2,586,500 shares of the its restricted common stock upon the conversion of the principal balance of $3,650, accrued interest of $21,350, and fees of $865 for a convertible promissory note dated May 19, 2021. The principal balance of the note at January 31, 2026 is $176,350.

The Company issued 12,000,000 shares of the its restricted common stock upon the conversion of the principal balance of $88,733 and accrued interest of $31,267 for a convertible promissory note dated June 14, 2024. The principal balance of the note at January 31, 2026 is $121,267.

Nine Month Period Ended January 31, 2025:

The Company issued 2,000,000 shares of the its restricted common stock upon the conversion of $56,000 for principal, accrued interest and fees for a convertible promissory note dated June 21, 2024.

The Company issued 8,354,717 shares of the its restricted common stock upon the conversion of $233,932 for principal, accrued interest and fees for a convertible promissory note dated May 5, 2021.

The Company issued 1,121,750 shares of the its restricted common stock upon the conversion of $22,435 for principal, accrued interest and fees for a convertible promissory note dated May 19, 2021.

The Company issued 3,500,000 shares of the its restricted common stock upon the conversion of $50,000 for principal, accrued interest and fees for a convertible promissory note dated December 6, 2021.

Convertible Notes Payable

The following table reflects the convertible notes payable as of January 31, 2026 and April 30, 2025:

Issue Date	Maturity Date		January 31, 2026 Principal Balance	April 30, 2025 Principal Balance	Rate	Conversion Price
Convertible notes payable
05/19/2021	02/19/2023	*	176,350	180,000	10.00%	0.010
12/06/2021	02/06/2023		-	60,060	15.00%	0.010
08/01/2023	03/27/2024	*	50,000	50,000	10.00%	0.010
06/16/2024	06/16/2025	*	121,267	150,000	10.00%	0.028
07/03/2024	07/03/2025	*	105,000	75,000	10.00%	0.028
08/12/2024	08/12/2025	*	30,000	30,000	6.00%	0.020
10/17/2024	10/17/2025	*	75,000	75,000	10.00%	0.020
12/16/2024	12/25/2025		-	10,000	10.00%	0.020
12/18/2024	12/18/2025		-	15,000	10.00%	0.020
12/18/2024	12/18/2025		-	5,000	10.00%	0.020
12/20/2024	12/19/2025	*	250,000	250,000	10.00%	0.020
01/16/2025	01/15/2026		-	5,000	10.00%	0.020
01/30/2025	01/29/2026		-	5,000	10.00%	0.020
03/19/2025	12/31/2025	*	75,000	75,000	10.00%	0.020
03/19/2025	12/31/2025	*	75,000	75,000	10.00%	0.020
04/18/2025	04/19/2026		-	5,000	10.00%	0.020
04/30/2025	05/01/2026		-	5,000	10.00%	0.020
05/02/2025	08/02/2025	*	27,500	-	10.00%	0.020
05/02/2025	08/02/2025		-	-	10.00%	0.020
05/19/2025	05/20/2026		-	-	10.00%	0.020
06/23/2025	06/24/2026		50,000	-	10.00%	0.020
07/02/2025	10/01/2025	*	55,000	-	10.00%	0.020
07/18/2025	08/02/2025		-	-	10.00%	0.020
07/21/2025	10/21/2025		-	-	10.00%	0.020
08/21/2025	08/22/2026		150,000	-	10.00%	0.010
09/11/2025	09/12/2026		50,000	-	10.00%	0.010
10/06/2025	01/04/2026		-	-	10.00%	0.010
12/12/2025	06/12/2026		27,500	-	10.00%	0.010
01/14/2026	01/13/2027		5,000	-	10.00%	0.010
01/16/2026	01/15/2027		1,667	-	10.00%	0.010
01/28/2026	04/28/2026		55,000	-	10.00%	0.010
			1,379,284	1,070,060
Unamortized discounts			(82,820)	(263,273)
Balance convertible notes payable			$1,296,464	$806,787

*	Notes that were in default as of January 31, 2026 due to non payment of principal and/or accrued interest. Total aggregate principal of $1,040,117 was in default as of January 31, 2026.

Accrued Interest

As of January 31, 2026 and April 30, 2025, the balance of accrued interest for the Company’s convertible notes payable was $160,919 and $108,059, respectively.

As of January 31, 2026 and April 30, 2025, the balance of accrued interest for the Company’s related party short term loans was $5,010 and $757, respectively.

As of January 31, 2026 and April 30, 2025, the balance of accrued interest for the Company’s short term loans was $7,684 and $5,927, respectively.

As of January 31, 2026 and April 30, 2025, the balance of accrued interest for the Company’s related party convertible loans was $1,567 and $1,253, respectively.

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

During the three month period ended January 31, 2026 NAPC Defense, Inc. issued 40,548,862 shares of the Company’s restricted common stock, including:

-	6,420,000 common shares for total proceeds of $64,200;

-	22,612,195 common shares for $256,379 of principal, interest and fees converted at the contractual conversion rate.

-	8,416,667 common shares valued at $28,883 based on the relative fair value on the date of issuance for commitment fees;

-	14,916,667 warrants issue with convertible debt valued at their relative fair value of $28,880 to purchase common shares; and

-	3,100,000 shares for various services provided, valued at $45,200 based on the closing market price of the common shares on the grant dates.

During the three month period ended October 31, 2025 NAPC Defense, Inc. issued 63,252,778 shares of the Company’s restricted common stock, including:

-	127,778 common shares for total proceeds of $1,278;

-	6,875,000 common shares for $68,750 of principal converted at the contractual conversion rate.

-	5,000,000 common shares and valued at $9,126 based on the relative fair value on the date of issuance for loan origination;

-	5,000,000 warrants issue with convertible debt valued at their relative fair value of $9,126 to purchase common shares; and

-	51,250,000 common shares valued at their fair value based on quoted trading prices at grant dates of $510,250 issued for services.

During the three month period ended July 31, 2025 NAPC Defense, Inc. issued 33,128,755 shares of the Company’s restricted common stock, including:

-	1,250,000 common shares with warrants under subscription agreements for total proceeds of $12,500;

-	6,218,041 common shares for $62,180 of principal, interest and fees converted at the contractual conversion rate.

-	20,625,000 common shares valued at $82,229 based on the relative fair value on the date of issuance for loan origination;

-	4,535,714 common shares for the exercise of warrants for aggregate proceeds of $45,357; and

-	500,000 shares issued from issuable shares.

During the three month period ended January 31, 2025 NAPC Defense, Inc. issued 42,390,954 shares of the Company’s restricted common stock, including:

-	266,667 common shares for total proceeds of $4,000;

-	4,621,750 common shares for $72,435 of principal, interest and fees converted at the contractual conversion rate.

-	4,902,537 common shares valued at $248,050 based on the relative fair value on the date of issuance for finance fees;

-	29,750,000 common shares valued at $113,089 based on the relative fair value on the date of issuance for commitment fees;

-	1,750,000 common shares for the conversion of warrants;

-	1,100,000 shares for various services provided, valued at $11,025 based on the closing market price of the common shares on the grant dates.

During the three month period ended October 31, 2024 NAPC Defense, Inc. Issued shares of the Company’s restricted common stock, including:

-	1,926,143 common shares for $53,916 of principal converted at the contractual conversion rate.

During the three month period ended July 31, 2024 NAPC Defense, Inc. Issued shares of the Company’s restricted common stock, including:

-	2,892,857 common shares under subscription agreements for total proceeds of $70,500;

-	8,428,574 common shares for the conversion of $236,000 of principal, interest and fees converted at the contractual conversion rate.

-	1,346,430 common shares valued at $19,316 based on the relative fair value on the date of issuance for loan origination;

-	5,866,667 common shares valued at $173,653 for the satisfaction for contingent liability.

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

At January 31, 2026 and April 30, 2025 the Company had 51 shares of Series A preferred shares outstanding.

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

This series and all related rights, preferences, and limitations were authorized in compliance with Nevada Revised Statutes and the Company’s Articles of Incorporation, and became effective as of January 22, 2026.

Warrants

		Weighted -	Weighted -	Aggregate -
Number of Warrants	Number of Warrants	Average Exercise Price	Remaining Term	Intrinsic Value
Outstanding at April 30, 2025	52,615,668	$0.0250	2.460	$-
Granted	40,827,381	$0.0101
Warrants issued under full ratchet price protection	11,785,715	$0.0100
Exercised	(4,535,714)	$0.1000
Cancelled	(1,500,000)	$0.0200
Outstanding at January 31, 2026	99,193,050	$0.0167	2.683	$133,339

The 52,613,096 warrants issued during the nine month period ended January 31, 2026 consisted of the following:

●	7,250,000 warrants were issued in connection with subscription agreements;

●	1,785,714 warrants were issued for services;

●	31,791,667 warrants were issued in connection with convertible debt financings; and

●	11,785,715 warrants issued for full ratchet price protection.

During the nine month period ended January 31, 2026, the Company recorded a deemed dividend in the amount of $117,629 as a result of 11,785,715 additional warrants issuable due to full ratchet price protection.

Significant range of inputs for the nine month period ended January 31, 2026 arising from the Black-Scholes options pricing model are as follows for the warrants:

Quoted market price on valuation date	$.004 - .0165
Exercise price	$0.01 – 0.02
Expected life (in years)	2 - 5 Years

Equivalent volatility	326.94 – 490.72%
Interest rates	3.51 - 3.98%

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation, except as noted below, nor is it aware of any pending or threatened litigation against us of a material nature.

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that the Company did not follow through on a contract for their services related to its Regulation A offering in 2022. The Company has defended and is defending such on the basis that Delmar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of January 31, 2026, the suit was pending dismissal for lack of prosecution.

Media Use and License Agreement

On February 5, 2023, the Company entered into a Media Use and License Agreement with a corporation. Under the terms of the Media Use and License Agreement, the Company granted the user entity (the “Licensee”) an exclusive license to use photographic and video rights of NAPC Defense, Inc.’s then treasure recovery activities for use to publicize non-fungible token sales as well as appearances by persons for such publication and sales. The authority to use the works includes the right to visit and photograph or video activities of NAPC Defense, Inc. treasure recovery operations. The Licensee agreed to pay to NAPC Defense, Inc. an initial net rights fee of $85,000. NAPC Defense, Inc. was to be owed a royalty from any net revenue to the Licensee for such amounts of sales over the initial rights payment in the amount of 30% for such net sales for any which shall be calculated within thirty days of annual year end. The Licensor never fully developed the Media related business and as of January 31, 2026, no such activity had occurred, nor is it expected to occur in its former form.

Vessel Loan and Treasure Recovery Agreement

On March 5, 2023, the Company entered into a loan agreement with an individual. Under the terms of the loan agreement, the lender provided a vessel loan to NAPC Defense, Inc. toward the purchase price of a vessel at auction in the amount of $50,000 at a 0% per annum rate of interest. In exchange for the loan, NAPC Defense, Inc. agreed to grant to the lender an amount of treasure recovered from the vessel for the 2023, 2024, and 2025 treasure recovery seasons, at a percentage of recovery from the gross amount, being 1% for each $10,000 loaned to NAPC Defense, Inc. for such purchase up to a maximum of 5% for $50,000, or if less than an even $10,000 increment, then that fraction of such amount as a percentage. In addition, NAPC Defense, Inc. shall allow the lender up to 3% of such treasure recovered for a fourth year, if such amount is required to reach $30,000 or more for such purchase. The lender was also given a lien on the vessel. NAPC Defense, Inc. may never have to pay the lender under this agreement because the Company has discontinued its treasure recovery its operations. At January 31, 2026 and April 30, 2025 the $50,000 is shown as a contingent liability shown on the accompanying consolidated balance sheet.

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

NAPC Defense, Inc. entered into a lease agreement for commercial office space with a related party commencing on August 15, 2025 with a month-to-month term and a base monthly rent of $10,000. During the nine month period ended January 31, 2026 the Company paid the related party $60,000 for rent (See Note 9).

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company entered into a lease agreement for commercial office space with a related party commencing on August 15, 2025 with a month-to-month term and a base monthly rent of $10,000. During the nine month period ended January 31, 2026 the Company expensed $60,000 for rent. As of January 31, 2026, the amount owed is $10,000 which is included in accounts payable, related party in the accompanying balance sheet.

The Company had previously entered into a lease agreement on May 1, 2024, for 13,000 square feet of commercial office space and 40,000 square feet of warehousing and parking with a related party, with base monthly rent of $25,000. This lease agreement ended on April 30, 2025. The Company owed the related party rent of $25,000 at April 30, 2025. The $25,000 was paid to the related party during the nine month period ended January 31, 2026.

During the nine month period ended Jannuary 31, 2026, a related party limited liability company provided $6,500 of construction services to make improvements to the Company’s commercial office space.

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

NOTE 10 – DISCONTINUED OPERATIONS

At April 30, 2025 NAPC Defense, Inc. decided to discontinue its treasure and shipwreck recovery business in order to focus on its defense related business. Accordingly, the Company categorized its treasure and shipwreck recovery business as discontinued operations for the three and nine month periods ended January 31, 2026 and 2025.

The operating results for discontinued operations have been presented in the accompanying consolidated statements of operations for the nine month period ended January 31, 2026 and 2025, respectively, as discontinued operations and are summarized below:

	January 31, 2026	January 31, 2025
Total revenue	$-	$-
Operating expenses	-	-
Income from operations	-	-
Other expenses	-	-
Loss from operations of discontinued operations	$-	$149,825

The operating results for discontinued operations have been presented in the accompanying consolidated statements of operations for the three month period ended January 31, 2026 and 2025, respectively, as discontinued operations and are summarized below:

	January 31, 2026	January 31, 2025
Total revenue	$-	$-
Operating expenses	-	-
Income from operations	-	-
Other expenses	-	-
Loss from operations of discontinued operations	$-	$-

The assets and liabilities of the discontinued operations at January 31, 2026 and April 30, 2025 are summarized below:

	January 31, 2026	April 30, 2025
Current assets	$-	$-
Other assets	-	-
Total Assets of discontinued operations, current	-	-

Property and equipment, net	-	-
Assets of discontinued operations, non-current	-
Total Assets	$-	$-

Contingent liability	-	-
Liabilities of discontinued operations, current	-	-

Liabilities of discontinued operations, non-current	-	-
Total Liabilities	$-	$-

Property and equipment

Fixed assets, at cost, for the discontinued operations consisted of the following at January 31, 2026 and April 30, 2025:

	January 31, 2026	April 30, 2025
Fixed Assets
Diving Vessel	$-	$36,390
Magnetometer	-	-
Diving Vessel (Boston Whaler)	-	-
Diving Vessel (Commander)	-	-
Accumulated Depreciation	-	(36,390)
Fixed Assets, Net	$-	$-

Depreciation expense for the discontinued operations for the six months ended January 31, 2026 and 2024 was $0 and $3,436 respectively.

Impairment expense for the discontinued operations for the six months period ended January 31, 2026 and 2024 was $0 and $22,340 respectively.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to January 31, 2026 the Company issued the following shares of restricted common stock as follows:

-	3,000,000 shares of restricted common stock valued at $42,000 for a loan origination fee;

-	18,791,750 shares for the conversion of $136,843 for principal, accrued interest and fees for convertible notes; and

-	500,000 shares of restricted common stock valued at $11,000 for a commitment fee for a prior period convertible promissory note.

Subsequent to January 31, 2025 the Company entered into the following convertible note agreements:

-	A promissory note with a face value of $50,000, an annual rate of interest of 12% that is due on April 24, 2026.

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

Results of operations

We have incurred recurring losses to date. At January 31, 2026, the Company’s had a working capital deficit of 1,643,789 which indicates that it is not able to cover its current liabilities with its current assets. These matters raise substantial doubt about the Company’s ability to continue as a going concern; however, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. However, there can be no assurances that we will be able to raise additional capital. Based on its historical rate of expenditures the Company expects to expend its available cash in less than one month from the issuance date of these financial statements.

Summary of the Nine Months Ended January 31, 2026 Results of Operations Compared to the Nine Months Ended January 31, 2025 Results of Operations

Revenue

The Company recorded revenue of $0 and $67,467 during the nine months ended January 31, 2026 and 2025, respectively.

Operating Expenses

During the nine month period ended January 31, 2026, the Company incurred general and administrative expense of $583,943, consulting and accounting expense of $270,636, professional fees of $113,003, rent expense of $103,485, legal fees of $34,110, and research and development expenses of $6,126.

During the nine month period ended January 31, 2025, the Company incurred general and administrative expense of $250,162, rent expense of $230,000, consulting and accounting expense of $226,820, legal fees of $43,750, professional fees of $18,354, and research and development expense of $10,112.

Total operating expenses were $1,111,303 for the nine month period ended January 31, 2026 versus $779,198 for the nine month period ended January 31, 2025, an increase of $332,105 or 43%. The increase in operating expenses for the nine month period January 31, 2026 is largely attributable to increases in general and administrative expense of $333,781, professional fees of $94,649, and consulting and accounting expense of $43,816, These increases offset a decrease in rent expense of $126,515.

Total other expenses were $660,631 during the nine month period ended January 31, 2026 and $667,440 during the nine month period ended January 31, 2025, a decrease of $6,809 or 1%. Other expenses increased during the nine month period ended January 31, 2026 primarily due to increases of $305,823 for amortization of debt discount and interest expense of $54,361 which offset decreases of $175,873 in financing fees, $123,653 in loss on extinguishment of debt and $67,467 in credit loss expense.

Discontinued Operations

During the nine month period ended January 31, 2026, the Company had a loss from operations of discontinued operations of $0.

During the nine month period ended January 31, 2025, the Company had a loss from operations of discontinued operations of $149,825.

Net Loss

For the nine month period January 31, 2026 the Company incurred net losses of $1,771,934 versus net losses of $1,528,996, for the nine month period ended January 31, 2025. The increase in net loss of $242,938 during the nine month period ended January 31, 2025 was primarily due to increases in loss from operations and other expense.

Deemed Dividend

During the nine month period ended January 31, 2026, the Company had a deemed dividend of $117,629 related to a price protection exercise price adjustment on warrants.

Net Loss Applicable To Common Stockholders

For the nine month period January 31, 2026 the Company incurred net losses of $1,889,563 versus net losses of $1,528,996, for nine month period ended January 31, 2025. The increase in net loss applicable to common stockholders of $360,567 during the nine month period ended January 31, 2026 was primarily due to increases in loss from operations and other expense.

Summary of the Three Months Ended January 31, 2026 Results of Operations Compared to the Three Months Ended January 31, 2025 Results of Operations

Revenue

The Company did not generate any revenue during the three month periods ended January 31, 2026 and 2025.

Operating Expenses

During the three month period ended January 31, 2026, the Company incurred general and administrative expense of $18,119, consulting and accounting expense of $59,699, professional fees of $21,406, rent expense of $43,173, and legal fees of $9,900.

During the three month period ended January 31, 2025, the Company incurred general and administrative expense of $71,632, rent expense of $75,000, consulting and accounting expense of $95,574, legal fees of $8,100, research and development of $6,009, and professional fees of $3,183.

Total operating expenses were $152,297 for three month period ended January 31, 2026 versus $259,498 for the three month period ended January 31, 2025, a decrease of $107,201 or 41%. The decrease in operating expenses for the three month period ended January 31, 2026 is largely attributable to decreases in general and administrative expense of $53,513, consulting and accounting fees of $35,875 and rent of $31,827 which offset an increase in professional fees of $18,223.

Other Expenses

Total other expenses were $137,969 during the three month period ended January 31, 2026 and $379,714 during the three month period ended January 31, 2025, a decrease of $241,745 or 64%. Other expenses decreased during the three month period ended January 31, 2026 primarily due to a decreases of $276,185 for financing fees.

Net Loss

For the three month period ended January 31, 2026 the Company incurred net losses of $290,266 versus net losses of $639,212, for the three month period ended January 31, 2025. The decrease in net loss of $348,946 during the three month period ended January 31, 2026 was primarily due to decreases in loss from operations and loss from other expenses.

Discontinued Operations

During the three month period ended January 31, 2026, the Company had a loss from operations of discontinued operations of $0.

During the three month period ended January 31, 2025, the Company had a loss from operations of discontinued operations of $0.

Net Loss Applicable To Common Stockholders

During the three month period ended January 31, 2026, net loss applicable to common stockholders was $290,266. During the three month period ended January 31, 2025, net loss applicable to common stockholders was $639,212. The decrease in net loss applicable to common stockholders of $348,946 during the three month period ended January 31, 2026 was primarily due to decreases in loss from operations and loss from other expenses.

Liquidity and capital resources

As of January 31, 2026, our total assets were $163,072.

As of January 31, 2026, our current assets were $69,166, our current liabilities were $1,722,955 and Stockholders’ deficit was $1,611,451.

As of January 31, 2026 we had a net capital working deficit of $1,653,789.

Cash flows from operating activities

For the nine months ended January 31, 2026 net cash flows used in operating activities was $594,278.

For the nine months ended January 31, 2025 net cash flows used in operating activities was $655,919.

Cash flows from operating activities decreased during the nine month period ended January 31, 2026 largely due to decreases in financing fees, loss on impairment of assets, loss on extinguishment of debt, credit loss expense, and amortization of prepaid consulting fees which offset increases in net loss, stock issued for services, and amortization of debt discount.

Cash flows from investing activities

For the nine months ended January 31, 2026 we used $6,500 in cash flows from investing activities.

For the nine months ended January 31, 2025 we used $0 in cash flows from investing activities.

Cash flows from investing activities increased nominally during the nine month period ended January 31, 2026.

Cash flows from financing activities

For the nine months ended January 31, 2026 we have generated $613,981 in cash flows from financing activities.

For the nine months ended January 31, 2025 we have generated $671,605 in cash flows from financing activities.

Cash flows from financing activities decreased during the nine month period ended January 31, 2026 largely due to decreases in proceeds from convertible notes payable, cash proceeds from sale of common stock, and payments of short term loans, which offset increases in proceeds from exercise of warrants, proceeds from short term loans, and payments of related party loans.

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

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At January 31, 2026, the Company had a working capital deficit of $1,653,789. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from the issuance date of these financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of January 31, 2026. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of January 31, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of January 31, 2026, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the nine month period ended January 31, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended January 31, 2065 the Company entered into subscription agreements to sell 6,420,000 shares of its restricted common stock for proceeds of $64,200. The proceeds received were used for general corporate purposes, working capital and repayment of some debt.

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

Date: March 17, 2026	By:	/s/ Edward K.West
Edward K. West Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer )

Date: March 17, 2026	By:	/s/ John Spence
John Spence Chief Financial Officer Director

Date: March 17, 2026	By:	/s/ Craig A Huffman
Craig A. Huffman Chief Legal Officer, Principal Financial Officer, Secretary

Date: March 17, 2026	By:	/s/ Evelyn R. Gurba
Director

Date: March 17, 2026	By:	/s/ Derrick West
Director