Form 10-K
period 2026-04-30
NAPC Defense, Inc.
filed 2026-08-13
CIK 1703625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended April 30, 2026

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $2,919,595 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director, and by each person who owns 5% or more of the outstanding common stock, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 13, 2026 the Registrant had 491,254,930 outstanding shares of its common stock, $0.001 par value.

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

During the year ended April 30, 2026 the Company entered into an agreement with a related party, Native American Pride Constructors, LLC (“NAPC, LLC”), to act as subcontractor to oversee and manage NAPC, LLC’s contracts with the United States Department of Defense (“DoD”).

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

During the year ended April 30, 2026 the Company entered into an agreement with a related party, Native American Pride Constructors, LLC (“NAPC, LLC”), to act as subcontractor to oversee and manage NAPC, LLC’s contracts with the United States Department of Defense (“DoD”).

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

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that the Company did not follow through on a contract for their services related to its Regulation A offering in 2022. The Company has defended and is defending such on the basis that Delmar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of April 30, 2026, the suit was pending dismissal for lack of prosecution.

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

Our stock price fluctuated between $0.022 and $0.0021 for the year ended April 30, 2026 and $0.0487 and $0.0004 for the year ended April 30, 2025. The price of our shares may fluctuate significantly despite the absence of any apparent reason. In addition, our stock is thinly traded, leading to even greater volatility. You should expect this volatility to continue into the foreseeable future.

The following table reflects the high and low prices of our stock for each quarter during the periods ended April 30, 2026 and 2025:

Quarter Ended	High Price	Low Price
July 31, 2024	0.0487	0.0100
October 31, 2024	0.0268	0.0123
January 31, 2025	0.0210	0.0050
April 30, 2025	0.0179	0.0004
July 31, 2025	0.018	0.0021
October 31, 2025	0.016	0.0004
January 31, 2026	0.0165	0.008
April 30, 2026	0.022	0.0069

Approximate Number of Holders of Common Stock

At April 30, 2026, there were 444,899,171 issued and outstanding shares of common stock held by a total of 100 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended April 30, 2026 and 2025.

Recent Sales and Other Issuances of Unregistered Securities

Purchase or Sale of our Equity Securities by Officers and Directors

During the years ended April 30, 2026 and 2025 there have been no sales of securities to officers and directors.

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

Summary of the Year Ended April 30, 2026 Results of Operations Compared to the Year Ended April 30, 2025 Results of Operations

Revenue

The Company recorded related party revenue of $1,421,220 and $0 and during the years ended April 30, 2026 and 2025, respectively.

Cost of Sales and Gross Profit

The Company’s cost of sales was $2,112,770 with a negative gross profit of $691,550 for the year ended April 30, 2026.

Operating Expenses

During the year ended April 30, 2026, the Company incurred general and administrative expense of $618,677, consulting expense of $387,455, rent expense of $150,368, professional fees of $136,163, legal fees of $54,513, and research and development expenses of $6,126.

During the year ended April 30, 2025, the Company incurred general and administrative expense of $1,832,398, rent expense of $315,070, consulting and accounting expense of $274,864, legal fees of $42,942, research and development expenses of $15,632, and professional fees of $4,054.

Total operating expenses were $1,353,302 for the year ended April 30, 2026 versus $2,484,960 for the year ended April 30, 2025, a decrease of $1,131,658 in 2026 or 45.6%. The decrease in operating expenses for the year ended April 30, 2026 is largely attributable to decreases in general and administrative expense of $1,213,721, rent expense of $164,702, and research and development of $9,506. These decreases offset increases in professional fees of $132,109, consulting expense of $112,591, and legal fees of $11,571.

Other Expenses

Total other expenses were $837,524 during the year ended April 30, 2026 and $748,307 during the year ended April 30, 2025, an increase of $89,217 or 11.92% in 2026. Other expenses increased during the year ended April 30, 2026 primarily due to decreases of $178,220 for financing fees, $67,000 for fair value of warrants. and $47,998 for loss on extinguishment of debt which offset a $292,515 increase for amortization of debt discount and an $89,170 increase in interest expense.

Discontinued Operations

During the year ended April 30, 2026, the Company had a loss from operations of discontinued operations of $0

During the year ended April 30, 2025, the Company had a loss from operations of discontinued operations of $143,732.

Net Loss

For the year ended April 30, 2026 the Company incurred net losses of $2,882,376 versus net losses of $3,376,999, for the year ended April 30, 2025. The decrease in net loss of $494,623 during the year ended April 30, 2026 was primarily due to decreases in operating expenses.

Deemed Dividend

During the years ended April 30, 2026 and 2025, the Company had a deemed dividend of $256,096 and $82,913, respectively related to a price protection exercise price adjustment on warrants.

Net Loss Applicable To Common Stockholders

During the year ended April 30, 2026, net loss applicable to common stockholders was $3,138,472. During the year ended April 30, 2025, net loss applicable to common stockholders was $3,459,912.

Liquidity and Capital Resources and Cash Requirements

Liquidity and capital resources

As of April 30, 2026, our total assets were $881,642.

As of April 30, 2026, our current liabilities were $2,936,045 and stockholders’ deficit was $2,097,219.

As of April 30, 2026, we had a net working capital deficit of $2,127,166.

Cash flows from operating activities

For the year ended April 30, 2026 net cash flows used in operating activities was $157,507

For the year ended April 30, 2025 net cash flows used in operating activities was $797,225.

The decrease in cash used in operating activities is primarily attributable to decreases in net loss, loss on impairment of assets, financing fees, and loss on extinguishment of debt which offset increases in stock issued for services, amortization of debt discount and increase in accrued interest payable.

Cash flows from investing activities

For the year ended April 30, 2026 we used $6,500 in cash flows from investing activities.

For the year ended April 30, 2025 we used $0 in cash flows from investing activities.

Cash flows from investing activities increased nominally during year ended April 30, 2026.

Cash flows from financing activities

For the year ended April 30, 2026 cash flows provided by financing activities were $870,635.

For the year ended April 30, 2025 cash flows provided by financing activities were $809,037.

The increase in cash provided by financing activities is primarily attributable to an increase in cash proceeds from the sale of common stock, proceeds from exercise of warrants, proceeds from short term loans, and proceeds from related party loans which offset decreases in proceeds from convertible notes payable.

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

Convertible Promissory Note and Warrant Dilution

The Company’s convertible notes payable and warrants may result in significant dilution to the current shareholders and result in a decrease in the price of the Company’s stock. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. There are additional terms and conditions contained in the notes that could result in the Company being required to issue a significant amount of shares and/or warrants to the lenders. If the note holder elects to sell the shares that it has acquired as a result of converting the note into shares of common stock, then any such sales may result in a substantial decrease in the market price of the Company’s shares.

Liquidity, Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At April 30, 2026, the Company had a working capital deficit of $2,127,166. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from the issuance date of these financial statements.

The Company may not be able to continue as a going concern. The report of our independent auditors for the years ended April 30, 2026 and 2025 raises substantial doubt as to our ability to continue as a going concern. If the Company is not able to continue as a going concern, it is highly likely that all capital invested in the Company will be lost.

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

Recently Issued Accounting Pronouncements

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 3: Recent Accounting Pronouncements” in the consolidated financial statements filed with this Annual Report.

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

April 30, 2026 and 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

NAPC Defense, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NAPC Defense, Inc. (the “Company”) as of April 30, 2026 and 2025, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended April 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2026 and 2025, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss and cash used in operations since inception, and a working capital deficit of $2,127,166 at April 30, 2026. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

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

Boca Raton, Florida

August 13, 2026

NAPC Defense, Inc.
CONSOLIDATED BALANCE SHEETS
As of April 30, 2026 and 2025

	April 30, 2026	April 30, 2025
ASSETS

Current assets:
Cash	$718,440	$11,812
Security deposit, related party	10,000	-
Prepaid expenses	80,439	4,640
Total current assets	808,879	16,452

Security deposit	4,900	-
Fixed assets, net	4,676	-
Right of use asset, net	63,187	-
Total Assets	$881,642	$16,452

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,333,407	$25,000
Accounts payable, related party	10,000	-
Accrued interest expense	147,059	115,996
Related party advances	11,128	17,726
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	1,158,199	806,787
Short term loans	122,925	22,925
Related party convertible loan	60,890	64,992
Related party short term loans	-	51,000
Lease liability - current	33,737	-
Contingent liabilities	50,000	50,000
Total current liabilities	2,936,045	1,163,126

Long term liabilities:
Lease liability	42,816	-
Total Liabilities	2,978,861	1,163,126

Commitments and Contingencies (Note 8)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding. Voting control preferred stock, $0.001 par value; 70 shares authorized, 70 shares issued and outstanding, issued January 22, 2026.	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 444,899,171 and 238,251,927 shares issued and outstanding at April 30, 2026 and April 30, 2025, respectively	444,920	238,269
Common stock to be issued (687,500 and 1,187,500 at April 30, 2026 and 2025)	118,500	120,432
Additional paid-in capital	8,925,314	6,942,106
Accumulated deficit	(11,585,953)	(8,447,481)
Total Stockholders’ Deficit	(2,097,219)	(1,146,674)

Total Liabilities and Stockholders’ Deficit	$881,642	$16,452

See accompanying notes to the consolidated financial statements.

NAPC Defense, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended April 30, 2026 and 2025

	For the Years Ended
	April 30, 2026	April 30, 2025
Revenue, Related Party	$1,421,220	$-
Cost of sales, (includes $30,000 related party)	2,112,770
Gross profit	(691,550)	-

Operating expenses
General and administrative	618,677	1,832,398
Consulting	387,455	274,864
Rent	150,368	315,070
Professional fees	136,163	4,054
Legal fees	54,513	42,942
Research and development	6,126	15,632
Total operating expenses	1,353,302	2,484,960

Loss from operations	(2,044,852)	(2,484,960)

Other income (expense)
Amortization of debt discount	(541,182)	(248,667)
Financing fees	(136,552)	(314,772)
Loss on extinguishment of debt	-	(47,998)
Gain on extinguishment of debt	-	750
Fair value of warrants	-	(67,000)
Interest expense	(159,790)	(70,620)
Total other income (expense)	(837,524)	(748,307)

Net loss from continuing operations	$(2,882,376)	$(3,233,267)

Discontinued operations
Loss from operations of discontinued operations	-	(143,732)
Total discontinued operations	-	(143,732)

Loss before income taxes	(2,882,376)	(3,376,999)

Provision for income tax	-	-

Net loss	$(2,882,376)	$(3,376,999)

Deemed dividend	(256,096)	(82,913)

Net loss applicable to common stockholders	$(3,138,472)	$(3,459,912)

Loss per share - basic and diluted - continuing	$(0.01)	$(0.02)

Loss per share - basic and diluted - discontinued	$(0.00)	$(0.00)

Loss per share - basic and diluted - common	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	320,200,047	200,548,989

See accompanying notes to the consolidated financial statements.

NAPC Defense, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Years ended April 30, 2026 and 2025

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - April 30, 2024	51	-	168,400,302	168,416	687,500	118,500	5,469,924	(4,987,569)	769,271

Sale of common stock	-	-	3,659,524	3,660	-	-	91,340	-	95,000

Conversion of debt and interest to common stock	-	-	20,976,467	20,977	-	-	401,374	-	422,351

Common stock issued as satisfaction for contingent liability	-	-	5,866,667	5,867	-	-	167,786	-	173,653

Common stock issued as commitment fees	-	-	31,596,430	31,596	500,000	1,932	115,080	-	148,608

Warrants issued with convertible notes payable	-	-	-	-	-	-	292,832	-	292,832

Common stock issued for finance fees	-	-	4,902,537	4,903	-	-	243,147	-	248,050

Common stock issued for services	-	-	1,100,000	1,100	-	-	12,460	-	13,560

Additional warrants	-	-	-	-	-	-	67,000	-	67,000

Cashless exercise of warrants	-	-	1,750,000	1,750	-	-	(1,750)	-	-

Deemed dividend from warrant price protection	-	-	-	-	-	-	82,913	(82,913)	-

Net loss	-	-	-	-	-	-	-	(3,376,999)	(3,376,999)

Balance - April 30, 2025	51	$-	238,251,927	$238,269	1,187,500	$120,432	$6,942,106	$(8,447,481)	$(1,146,674)

Sale of common stock	-	-	12,797,778	12,798	-	-	115,180	-	127,978

Common stock issued for services	-	-	61,350,000	61,350	-	-	566,600	-	627,950

Conversion of debt and interest to common stock	-	-	75,396,938	75,400	-	-	708,827	-	784,227

Common stock issued as commitment fees	-	-	43,041,667	43,042	(500,000)	(1,932)	127,458	-	168,568

Warrants issued with convertible notes payable	-	-	-	-	-	-	102,968	-	102,968

Warrants issued for services	-	-	-	-	-	-	17,857	-	17,857

Exercise of warrants	-	-	14,060,861	14,061	-	-	31,296	-	45,357

Extinguishment of related party debt	-	-	-	-	-	-	56,926	-	56,926

Deemed dividend from warrant price protection	-	-	-	-	-	-	256,096	(256,096)	-

Net loss	-	-	-	-	-	-	-	(2,882,376)	(2,882,376)

Balance - April 30, 2026	51	$-	444,899,171	$444,920	687,500	$118,500	$8,925,314	$(11,585,953)	$(2,097,219)

See accompanying notes to the consolidated financial statements.

NAPC Defense, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended April 30, 2026 and 2025

	For the Years Ended
	April 30, 2026	April 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,882,376)	$(3,376,999)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	1,824	3,436
Stock issued for services	588,869	13,560
Amortization of debt discount	541,182	248,667
Fair value of warrants	-	67,000
Warrants issued for services	17,857	-
Non-cash financing fees	136,552	314,787
Loss on impairment of assets	-	1,755,296
Loss on extinguishment of debt	-	47,998
Gain on extinguishment of debt	-	-
Non-cash rent expense	13,366	-
Changes in operating assets and liabilities:
(Increase) decrease in deposits	(14,900)	1,000
(Increase) decrease in prepaid expenses	(36,718)	49,959
Increase (decrease) in accounts payable	1,318,407	7,464
Increase (decrease) in accrued interest payable	158,430	70,607
Net cash from operating activities	(157,507)	(797,225)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for leasehold improvements	(6,500)	-
Net cash from investing activities	(6,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from sale of common stock	127,978	95,000
Proceeds from convertible notes payable	638,000	705,000
Repayment of convertible notes payable	(30,000)	-
Proceeds from short-term loans	100,000	77,000
Proceeds from exercise of warrants	45,357	-
Payments of short-term loans	-	(26,000)
Proceeds from and repayment to related party	(6,598)	-
Payments of related party loans	(44,302)	(59,689)
Proceeds from related party loans	40,200	17,726
Net cash from financing activities	870,635	809,037

Net change increase in cash	706,628	11,812

Cash - beginning of the year	11,812	-

Cash - end of the year	$718,440	$11,812

Supplemental disclosures of cash flows
Cash paid for interest	$1,898	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued as satisfaction for contingent liability	$-	$-
Warrants issued with convertible notes	$102,968	$292,832
Warrants issued with the sale of common stock	$-	$-
Conversion of notes payable & accrued interest	$784,227	$596,004
Common stock issued as commitment fees	$168,568	$148,608
Cashless exercise of warrants	$-	$-
Deemed dividend	$256,096	$82,913
Right of use asset and liability	$94,083	$-
Original issue discount on convertible loans	$37,106	$-
Prepaid stock issued for services	$39,081	$-

See accompanying notes to the consolidated financial statements.

NAPC Defense, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years ended April 30, 2026 and 2025

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

The Company also intends to sell and has direct lines of sourcing personal ballistics protection for personnel, such as helmets, bullet resistant vests and shields for overseas sale and domestic sale to US entities. In addition, the Company will use contacts and sources for the sale of small caliber arms in form of rifles and pistols including newly developing technologies and products for overseas and domestic sales. Other areas of brokering existing contacts from overseas of larger scale ammunition and artillery from overseas sources is being followed from known sources of supply for brokered sales to US approved allies and other countries. The brokering of armored vehicles for domestic purchase and overseas sales is also being pursued. The Company has developed and will continue to develop its own line of silencers and small arms in pistols, while it has entered into additional fields of ballistics and other less than lethal products, as well as pursuit of numerous other categories of law enforcement and defense related technologies. The company has disposed of most all former business line related assets and is focused solely on Defense and other related industries since the April 30, 2025 reporting date.

During the year ended April 30, 2026 the Company entered into an agreement with a related party, Native American Pride Constructors, LLC (“NAPC, LLC”), to act as subcontractor to oversee and manage NAPC, LLC’s contracts with the United States Department of Defense (“DoD”).

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses and used net cash in its operations since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one year from the issuance date of these financial statements. Management’s plans include raising capital through the equity markets to fund operations and the generation of revenue through its business. At April 30, 2026, the Company had a net working capital deficit of $2,127,166. The Company is in need of further working capital to expand its defense related business and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the years ended April 30, 2026 and 2025 include valuation of property, plant and equipment, valuation of lease liabilities and the right of use asset, valuation of intangible assets, valuation allowances against deferred tax assets, and the fair value of non cash equity transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at April 30, 2026 and 2025. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of April 30, 2026, the Company had approximately $468,000 in excess of the FDIC insured limit.

Research and Development Expenses

Expenditures for research and development are expensed as incurred.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) and all the related amendments. The core principles in ASC 606 include the following: a contract with a customer creates distinct contract assets and performance obligations, satisfaction of a performance obligation creates revenue, and a performance obligation is satisfied upon transfer of control to a good or service to a customer.

The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible judgment and estimates may be required within the revenue recognition process t, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

Revenue is recognized by evaluating our revenue contracts with customers based on the five-step model under ASC 606:

1.	Identify the contract with the customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to separate performance obligations; and

5.	Recognize revenue when (or as) each performance obligation is satisfied.

The Company generates revenues from performing management services as a subcontractor to a related party:

Related party revenues from management services as a sub contractor for various aspects of Department of Defense (“DoD”) contracts held by its affiliate and include project management, contract management, regulatory compliance, payment oversight and reporting.

Revenues for management services, which are of short-term duration, are recognized when services are completed.

For the year ended April 30, 2026, the Company generated $1,421,220 of related party services revenue.

Cost of Sales

Cost of sale consists of expenses related to our DoD contract management services. These costs include subcontractor costs, direct labor, materials, equipment, freight, logistics, and other direct procurement costs, are recorded as Cost of Services as incurred.

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

The potentially dilutive common stock equivalents for the years ended April 30, 2026 and 2025 were excluded from the dilutive loss per share calculation as they would be antidilutive due to the net loss. As of April 30, 2026 and 2025, there were approximately 184,879,103 and 127,072,970 shares of common stock underlying our outstanding convertible notes payable and warrants, respectively.

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

Fixed Assets

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended April 30, 2025, the Company recorded an impairment of $140,296 related to a vessel that was no longer in use and the Company made leasehold improvements on its commercial office location with an estimated useful life of three years. Gains and losses upon disposition are reflected in the consolidated statements of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.

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

Customer Deposits

Customer deposits are an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of April 30, 2026 and 2025.

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

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, and historical results of our wholly-owned subsidiaries, NAPC Defense Media Group, Inc, and TSR Holdings, Inc. The discontinued operations exclude general corporate allocations.

Segment Information

In November 2023, the FASB issued ASU 2023-07, *Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures*, enhancing segment expense transparency. The Company has adopted this standard in the year ended April 30, 2026. The Company has determined that it has one reportable segment, which includes defense related business including generating revenue and incurring expenses. The Company will focus on the production and supply of CornerShot® units under license from Silver Shadow of Israel to overseas militaries and governments, subject to U.S. Government approval, as well as to U.S.-based law enforcement agencies. The single segment was identified based on how the Chief Operating Decision Maker, who the Company has determined to be its Chief Executive Officer, manages and evaluates performance and allocates resources.

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

NAPC Defense Inc. entered into a lease agreement for approximately 2,900 square feet of commercial office space located in Clearwater, Florida that commenced on May 1, 2025 and that terminates on May 1, 2028. The base rent during the term of the lease is $3,138 per month in year one, $3,295 per month in year two, and $3,460 per month in year three. The Company was reimbursed $11,588 by the landlord for leasehold improvements which offset against fixed assets in the accompanying balance sheet during the year ended April, 2026.

On May 1, 2025, upon inception of the lease, the Company recorded a right-of-use asset and lease liability of $105,293. As a result of the lease incentive, the right of use asset and liability was adjusted to $94,083.

Right-of-use assets at April 30, 2026 and 2025 are summarized below:

	April 30, 2026	April 30, 2025
Office lease	$105,293	$-
Lease incentives	(11,210)	-
Less accumulated amortization	(30,896)	-
Right of use assets, net	$63,187	$-

Rent expense is shown in the Company’s Statement of Operations as $150,368 for the year ended April 30, 2026 due to the Company having a month-to-month lease that is not included in the Right-of-use assets.

Operating Lease liabilities are summarized below:

	April 30, 2026	April 30, 2025
Office lease	$76,553	$-
Less: current portion	(33,737)	-
Long term portion	$42,816	$-

Maturity of lease liabilities are as follows:

April 30, 2026
Year ending April 30, 2027	39,543
Year ending April 30, 2028	41,521
Year ending April 30, 2029	3,461
Total future minimum lease payments	$84,525
Less imputed interest	(7,972)
PV of Payments	$76,553

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Related Party Convertible Loans

An officer of the Company provided a loan to NAPC Defense, Inc., under a convertible promissory note in the year ended April 30, 2022. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of April 30, 2026 and 2025.

On February 1, 2024 the Company entered into a master convertible corporate note agreement with Native American Pride Constructors, LLC (“NAPC, LLC”). NAPC, LLC advanced $63,791 to NAPC Defense, Inc. during the year ended April 30, 2024 to cover various operating expenses. The loan balance is convertible into the shares of NAPC Defense, Inc. at the discretion of the NAPC, LLC at a rate of $0.03 per share. The note does not pay interest and there is no specific time frame for repayment of the principal balance. During the years ended April 30,2026 and 2025 the Company repaid $4,102 and $59,689 of principal respectively to Native American Pride Constructors, LLC. The balances owed on the note were $0 and $4,102 at April 30, 2026 and 2025, respectively.

Related Party Short Term Loans

On November 19, 2024 a shareholder provided a loan to NAPC Defense, Inc., in the amount of $16,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The Company repaid the loan in 2025 and the balance due to the shareholder was $0 as of April, 30, 2026 and 2025.

On December 16, 2024 an officer of the Company provided a loan to NAPC Defense, Inc., in the amount of $10,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The Company repaid the loan in 2025 and the balance due to the officer was $0 as of April, 30, 2026 and 2025.

On February 28, 2025 a limited liability company controlled by a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $6,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The loan was forgiven by the lender in 2026 and the balance due to the limited liability company was $0 and $6,000 as of April, 30, 2026 and 2025, respectively.

On March 04, 2025 a limited liability company controlled by a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $15,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand The loan was forgiven by the lender loan in 2026 and the balance due to the limited liability company was $0 and $15,000 as of April, 30, 2026 and 2025, respectively.

On March 11, 2025 a limited liability company controlled by a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $30,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The loan was forgiven by the lender in 2026 and the balance due to limited liability company was $0 and $30,000 as of April, 30, 2026 and 2025, respectively

Short Term Loans

As of April 30, 2026 and April 30, 2025, the Company had short term loans totaling $122,925 and $22,925 respectively. For the year ended April 30, 2026 short term loans consists of two loans from the prior periods totaling $2,700 and $20,225 and two new loans: $50,000 loan issued on February 23, 2026 and $50,000 loan issued on March 18, 2026. These loans are unsecured, non-interest bearing and due on demand.

Year Ended April 30, 2026 New Convertible Notes Payable

On May 2, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that was due on August 2, 2025. The company received proceeds of $25,000 net of issuance costs of $2,500 which were immediately expensed. The Company also issued the lender 2,750,000 shares of the Company’s common stock. The common stock was recorded at their relative fair values of $17,198. The resulting debt discount for this note was $17,198. The principal balance of the note as of April 30, 2026 was $27,500.

On May 2, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that was due on August 2, 2025. The company received proceeds of $25,000 net of issue costs of $2,500 which were immediately expensed. The Company also issued 2,750,000 shares of common stock and stock warrants to the note holder to purchase 2,750,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $10,582 for the common stock and $10,580 for the warrants. The resulting debt discount for this note was $21,162. During the year ended April 30, 2026, the Company issued 2,750,000 shares of its restricted common stock upon the conversion of the principal balance of $27,500. The principal balance of the note at of April 30, 2026 is $0.

On May 19, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on May 20, 2026. The company received proceeds of $4,500 net of issue costs of $500 which were immediately expensed. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,929 for the common stock and $1,922 for the warrants. The resulting debt discount for this note was $3,851 during the year ended April 30, 2026. The Company issued 267,500 shares of its restricted common stock upon the conversion at the contract rate of $5,350 for the principal and accrued interest for this note. The principal balance of the note as of April 30, 2026 is $0.

On June 23, 2025 the Company entered into a convertible promissory note with a face value of $50,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on June 24, 2026. The company received proceeds of $50,000. The Company also issued 5,000,000 shares of common stock and stock warrants to the note holder to purchase 5,000,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $16,163 for the common stock and $16,122 for the warrants. The resulting debt discount for this note was $32,285. The principal balance of the note as of April 30, 2026 is $50,000.

On July 2, 2025 the Company entered into a convertible promissory note with a face value of $55,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that was due on October 1, 2025. The company received proceeds of $50,000 net of issue costs of $5,000 which were immediately expensed. The Company also issued 5,500,000 shares of the Company’s common stock and stock warrants to the note holder to purchase 5,500,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $21,176 and $21,161 for the warrants. The resulting debt discount for this note was $42,336 during the year ended April 30, 2026. The Company issued 5,500,000 shares of its restricted common stock valued at $55,000 for the conversion of $55,000 of the principal balance of this note. The principal balance of the note as of April 30, 2026 is $0.

On July 18, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that was due on October 17, 2025. The company received proceeds of $25,000 net of issue costs of $2,500 which were immediately expensed. The Company also issued 2,750,000 shares of common stock and stock warrants to the note holder to purchase 2,750,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $10,695 for the common stock and $10,694 for the warrants. The resulting debt discount for this note was $21,390. During the year ended April 30, 2026, the Company issued 2,750,000 shares of its restricted common stock upon the conversion of the principal balance of $27,500. The principal balance of the note as of April 30, 2026 is $0.

On July 21, 2025 the Company entered into a convertible promissory note with a face value of $13,750, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that was due on October 21, 2025. The company received proceeds of $12,500 net of issue costs of $1,250 which were immediately expensed. The Company also issued 1,375,000 shares of common stock and stock warrants to the note holder to purchase 1,375,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $4,485 for the common stock and $4,484 for the warrants. The resulting debt discount for this note was $8,969. During the year ended April 30, 2026, the Company issued 1,375,000 shares of its restricted common stock upon the conversion of the principal balance of $13,750. The principal balance of the note as of April 30, 2026 is $0.

On August 21, 2025 the Company entered into a convertible promissory note with a face value of $150,000, an original issue discount of $15,000, proceeds to the Company of $135,000, an annual rate of interest of 10% that is convertible into shares at $0.01 and that is due on August 22, 2026. The note also states that the lender will receive monthly performance bonus payments of $500 per unit of the CornerShot product manufactured and delivered by the Company upon receipt of customer payment, limited to 100% of the loan value. The principal balance of the note as of April 30, 2026 is $150,000.

On September 11, 2025 the Company entered into a convertible promissory note with a face value of $50,000, an original issue discount of $5,000, proceeds to the Company of $45,000, an annual rate of interest of 10% that is convertible into shares at $0.01 and that is due on September 12, 2026. The note also states that the lender will receive monthly performance bonus payments of $500 per unit of the CornerShot product manufactured and delivered by the Company upon receipt of customer payment, limited to 100% of the loan value. The principal balance of the note as of April 30, 2026 is $50,000.

On October 6, 2025 the Company entered into a convertible promissory note with a face value of $50,000 an annual rate of interest of 10% that is convertible into shares of common stock at $0.01, and that was due on January 4, 2026. The company received proceeds of $45,000 net of issue costs. The Company also issued 5,000,000 shares of common stock and stock warrants to the note holder to purchase 5,000,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $9,129 for the common stock and $9,126 for the warrants. The resulting debt discount for this note was $23,255. During the year ended April 30, 2026, the Company issued 5,000,000 shares of its restricted common stock upon the conversion of the principal balance of $50,000. The principal balance of the note as of April 30, 2026 is $0.

On December 12, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.01, and that is due on June 12, 2026. The company received proceeds of $25,000 net of issue costs of $2,500 which were immediately expensed. The Company also issued 2,750,000 shares of common stock and stock warrants to the note holder to purchase 2,750,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $8,971 for the common stock and $8,970 for the warrants. The resulting debt discount for this note was $20,441. The principal balance of the note as of April 30, 2026 is $27,500.

On January 14, 2026 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.01, and that is due on January 13, 2027. The company received proceeds of $4,500 net of issue costs of $500 which were immediately expensed. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,623 for the common stock and $1,623 for the warrants. The resulting debt discount for this note was $3,746 during the year ended April 30, 2026. The Company issued 513,333 shares of its restricted common stock valued at $5,133 for the conversion of the principal balance and accrued interest of this note. The principal balance of the note as of April 30, 2026 is $0.

On January 16, 2026 the Company entered into a convertible promissory note with a face value of $1,667, an annual rate of interest of 10% that is convertible into shares of common stock at $0.01, and that is due on January 15, 2027. The company received proceeds of $1,500 net of issue costs of $167 which were immediately expensed. The Company also issued 166,667 shares of common stock and stock warrants to the note holder to purchase 166,667 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $541 for the common stock and $541 for the warrants. The resulting debt discount for this note was $1,249 during the year ended April 30, 2026. The Company issued 171,019 shares of its restricted common stock valued at $1,711 for the conversion of the principal balance and accrued interest of this note. The principal balance of the note as of April 30, 2026 is $0.

On January 28, 2026 the Company entered into a convertible promissory note with a face value of $55,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.01, and that is due on April 28, 2026. The company received proceeds of $50,000 net of issue costs of $5,000 which were immediately expensed. The Company also issued 5,500,000 shares of the Company’s common stock and stock warrants to the note holder to purchase 5,500,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $17,747 and $17,746 for the warrants. The resulting debt discount for this note was $40,493. The principal balance of the note as of April 30, 2026 is $55,000.

On March 12, 2026 the Company entered into a convertible promissory note with a face value of $50,000 an annual rate of interest of 5% that is convertible into shares of common stock at $0.01, and that is due on March 12, 2027. The Company also issued 5,000,000 shares of the Company’s common stock to the note holder. The common stock was recorded at its relative fair value of $24,412. The resulting debt discount for this note was $24,412. The principal balance of the note as of April 30, 2026 is $50,000.

On March 25, 2026 the Company entered into a convertible promissory note with a face value of $30,000 an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that was due on June 23, 2026. The principal balance of the note as of April 30, 2026 is $0.

On April 29, 2026 the Company entered into a convertible promissory note with a face value of $60,000 an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that was due on July 28, 2026. The principal balance of the note as of April 30, 2026 is $60,000.

Year Ended April 30, 2025 Convertible Notes Payable

On June 14, 2024, the Company entered into a convertible promissory note agreement with respect to the sale and issuance of: (i) an initial financing fee in the amount of 1,071,430 shares of the Company’s restricted common stock, and(ii) a promissory note in the aggregate principal amount of $150,000 and (iii) warrants to purchase 5,357,143 shares at $0.028. The company received proceeds of $135,000 resulting in an original issue discount of $15,000. The convertible promissory note has a due date of June 14, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.028. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $13,199 and $65,742 respectively. The resulting debt discount on this note was $93,941. The lender charged the Company a default fee of $60,000 during the year ended April 30, 2026 which was added to the principal balance of the note. The Company issued 24,500,600 shares of its restricted common stock for the conversion of $210,000 of the principal balance and $35,006 of accrued interest for this note. The principal balance of the note as of April 30, 2026 is $0.

On July 3, 2024, the Company entered into a convertible promissory note agreement with respect to the sale and issuance of: (i) an initial financing fee in the amount of 125,000 shares of the Company’s restricted common stock, and (ii) a promissory note in the aggregate principal amount of $75,000 and (iii) warrants to purchase 2,678,572 shares at $0.028. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note has a due date of July 3, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.028. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $1,642 and $35,040 respectively. The resulting debt discount on this note was $ 44,182. During the year ended April 30, 2026 the lender charged an additional financing fee of $30,000 which was added to the principal balance of the note. The principal balance of the note at April 30, 2026 and 2025 was $105,000 and $75,000, respectively.

On August 12, 2024 the Company entered into a convertible promissory note with a face value of $30,000, an annual rate of interest of 6% that is convertible into shares of common stock at $0.02, and that is due on February 12, 2025. The Company also issued stock warrants to the note holder to purchase 1,500,000 shares of the Company’s common stock at $0.02. This note is currently in default due to non payment of principal and accrued interest. The common stock was recorded at its relative fair value of $13,090 as a debt discount. The principal balance of the note at April 30, 2026 and 2025 was $30,000, respectively.

On October 17, 2024, the Company entered into a convertible promissory note with respect to the sale and issuance of: (i) an initial financing fee in the amount of 750,000 shares of the Company’s restricted common stock, (ii) a promissory note in the aggregate principal amount of $75,000, and (iii) common stock warrants to purchase 3,750,000 shares of the Company’s common stock at $0.02. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note has a due date of October 17, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.02. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $6,833 and $30,258 respectively. The resulting debt discount on this note was $44,591. The principal balance of the note at April 30, 2026 and 2025 was $75,000 and $75,000, respectively.

On December 16, 2024 the Company entered into a convertible promissory note with a face value of $10,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 15, 2025. The company received proceeds of $9,000 resulting in an original issue discount of $1,000. The Company also issued 1,000,000 shares of common stock and stock warrants, to the note holder to purchase 1,000,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $4,097 for the common stock and $3,513 for the warrants. The resulting debt discount for this note was $8,610. During the year ended April 30, 2026 the principal balance and accrued interest of this note was converted into 556,389 shares of the Company’s restricted common stock. The principal balance of this note at April 30, 2026 was $0.

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

On December 20, 2024 the Company entered into a convertible promissory note with a face value of $250,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 19, 2025. The company received proceeds of $225,000 resulting in an original issue discount of $25,000. The Company also issued 25,000,000 shares of the common stock and stock warrants to the note holder to purchase 25,000,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $102,202 for the common stock and $86,387 for the warrants. The resulting debt discount for this note was $213,589 during the year ended April 30, 2026.

On January 16, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on January 15, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $2,049 for the common stock and $1,809 for the warrants. The resulting debt discount for this note was $4,358 during the year ended April 30, 2026.

On January 30, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on January 29, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $2,058 for the common stock and $1,764 for the warrants. The resulting debt discount for this note was $4,322 during the year ended April 30, 2026.

On March 19, 2025 the Company entered into a convertible promissory note with a face value of $75,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 31, 2025. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The Company also issued stock warrants to the note holder to purchase 1,875,000 shares of the Company’s common stock at $0.02. The warrants were recorded at their relative fair value of $22,274. The resulting debt discount for this note was $29,774 during the year ended April 30, 2026.

On March 19, 2025 the Company entered into a convertible promissory note with a face value of $75,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 31, 2025. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The Company also issued stock warrants to the note holder to purchase 1,875,000 shares of the Company’s common stock at $0.02. The warrants were recorded at their relative fair value of $22,274. The resulting debt discount for this note was $29,774 during the year ended April 30, 2026.

On April 18, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on April 19, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,931 for the common stock and $1,919 for the warrants. The resulting debt discount for this note was $4,349 during the year ended April 30, 2026.

On April 30, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on May 1, 2026. The company received proceeds of $4,500 resulting in an original issue discount of $500. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,932 for the common stock and $1,919 for the warrants. The resulting debt discount for this note was $4,351 .during the year ended April 30, 2026

Convertible Notes Payable From Prior Periods

On May 5, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with an original face value of $150,000, including a $15,000 original issue discount, bears interest at 10.0% per annum and was due on May 5, 2023. The Company issued 8,354,717 shares of the its restricted common stock for the conversion of $150,000 of the principal balance, $23,916 of accrued interest, and $60,000 of fees for this note. The transaction completely settled the note and the principal balance of the note at April 30, 2025 is $0.

On May 19, 2021, the Company entered into a convertible note payable with a corporation. The note payable, had an original face value of $150,000, including a $15,000 original issue discount, bears interest at 10.0% per annum and was due on February 19, 2023. This note is currently in default due to non payment of principal and accrued interest. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversion rate of $0.10. During the year ended April 30, 2025 the Company made a $64,280 adjustment to the principal balance of this note to account for fees and interest charged by the lender. The Company issued 21,006,750 shares of its restricted common stock for the conversion of $198,443 of principal, $6,250 of accrued interest, and $5,375 of fees of this note. The principal balance of the note at April 30, 2026 is $28,188.

On December 6, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with an original face value of $70,666, including a $17,666 original issue discount, bears interest at 10% per annum and was due on February 6, 2023. This note is currently in default due to non payment of principal and accrued interest. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversion rate of $0.10. During the year ended April 30, 2025 the Company made a $56,533 adjustment to the principal balance of this note to account for fees and interest charged by the lender. The Company issued 6,218,041 shares of its restricted common stock valued at $62,181 for the conversion of $60,060 of the principal balance and $2,121 of accrued interest of this note. The principal balance of the note at April 30, 2026 is $0.

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

Convertible Promissory Note Conversions and Settlements

Year Ended April 30, 2026

The Company issued 2,750,000 shares of its restricted common stock upon the conversion at the contract rate of $27,500 for the principal for a convertible promissory note dated May 2, 2025.

The Company issued 2,750,000 shares of its restricted common stock upon the conversion at the contract rate of $27,500 for the principal for a convertible promissory note dated July 18, 2025.

The Company issued 1,375,000 shares of its restricted common stock upon the conversion at the contract rate of $13,750 for the principal for a convertible promissory note dated July 21, 2025.

The Company issued 556,389 shares of its restricted common stock upon the conversion at the contract rate of $11,128 for the principal and accrued interest for a convertible promissory note dated December 16, 2024.

The Company issued 834,167 shares of its restricted common stock upon the conversion at the contract rate of $16,683 for the principal and accrued interest for a convertible promissory note dated December 18, 2024.

The Company issued 278,056 shares of its restricted common stock upon the conversion at the contract rate of $5,561 for the principal and accrued interest for a convertible promissory note dated December 18, 2024.

The Company issued 276,032 shares of its restricted common stock upon the conversion at the contract rate of $5,521 for the principal and accrued interest for a convertible promissory note dated January 16, 2025.

The Company issued 275,070 shares of its restricted common stock upon the conversion at the contract rate of $5,501 for the principal and accrued interest for a convertible promissory note dated January 30, 2025.

The Company issued 269,653 shares of its restricted common stock upon the conversion at the contract rate of $5,393 for the principal and accrued interest for a convertible promissory note dated April 18, 2025.

The Company issued 268,820 shares of its restricted common stock upon the conversion at the contract rate of $5,376 for the principal and accrued interest for a convertible promissory note dated April 30, 2025.

The Company issued 267,500 shares of its restricted common stock upon the conversion at the contract rate of $5,350 for the principal and accrued interest for a convertible promissory note dated May 19, 2025.

The Company issued 6,218,041 shares of its restricted common stock upon the conversion at the contract rate of $62,180 for principal and accrued interest for a convertible promissory note dated December 26, 2021.

The Company issued 2,586,500 shares of its restricted common stock upon the conversion of the principal balance of $3,650, accrued interest of $21,350, and fees of $865 for a convertible promissory note dated May 19, 2021.

The Company issued 12,000,000 shares of its restricted common stock upon the conversion of the principal balance of $88,733 and accrued interest of $31,267 for a convertible promissory note dated June 14, 2024.

The Company issued 12,500,600 shares of its restricted common stock for the conversion of $121,267 of the principal balance and $3,739 of accrued interest for a convertible promissory note dated June 14, 2024.

The Company issued 21,006,750 shares of its restricted common stock for the conversion of $198,443 of principal, $6,250 of accrued interest, and $5,375 of fees for a convertible promissory note dated May 19, 2021.

The Company issued 5,500,000 shares of its restricted common stock valued at $55,000 for the conversion of $55,000 of the principal balance for a convertible promissory note dated July 2, 2025.

The Company issued 513,333 shares of its restricted common stock valued at $5,133 for the conversion of the principal balance and accrued interest for a convertible promissory note dated January 14, 2026.

The Company issued 171,019 shares of its restricted common stock valued at $1,711 for the conversion of the principal balance and accrued interest for a convertible promissory note dated January 14, 2026.

Year Ended April 30, 2025

The Company issued 2,000,000 shares of its restricted common stock upon the conversion of $56,000 for principal, accrued interest and fees for a convertible promissory note dated June 21, 2024.

The Company issued 8,354,717 shares of its restricted common stock upon the conversion of $233,932 for principal, accrued interest and fees for a convertible promissory note dated May 5, 2021.

The Company issued 1,121,750 shares of its restricted common stock upon the conversion of $22,435 for principal, accrued interest and fees for a convertible promissory note dated May 19, 2021.

The Company issued 3,500,000 shares of its restricted common stock upon the conversion of $50,000 for principal, accrued interest and fees for a convertible promissory note dated December 6, 2021.

The Company issued 6,000,000 shares of its restricted common stock upon the conversion of $60,000 for principal and accrued interest for a convertible promissory note dated December 6, 2021.

On May 1, 2024, the Company agreed to issue 5,866,667 shares of the its restricted common stock valued at $173,653 to settle the principal balance of $112,975 and accrued interest of $12,681 for a convertible promissory note dated 04/26/21 resulting in a loss on extinguishment of debt of $47,998. The transaction completely settled the loan, the balance of the note at April 30, 2025 is $0.

Convertible Notes Payable

The following table reflects the convertible notes payable as of April 30, 2026 and April 30, 2025:

Issue Date	Maturity Date		April 30, 2026 Principal Balance	April 30, 2025 Principal Balance	Rate	Conversion Price
Convertible notes payable
05/19/2021	02/19/2023	*	28,188	180,000	10.00%	0.010
12/06/2021	02/06/2023		-	60,060	15.00%	0.010
08/01/2023	03/27/2024	*	50,000	50,000	10.00%	0.010
06/16/2024	06/16/2025		-	150,000	10.00%	0.028
07/03/2024	07/03/2025	*	105,000	75,000	10.00%	0.028
08/12/2024	08/12/2025	*	30,000	30,000	6.00%	0.020
10/17/2024	10/17/2025	*	105,000	75,000	10.00%	0.020
12/16/2024	12/25/2025		-	10,000	10.00%	0.020
12/18/2024	12/18/2025		-	15,000	10.00%	0.020
12/18/2024	12/18/2025		-	5,000	10.00%	0.020
12/20/2024	12/19/2025	*	250,000	250,000	10.00%	0.020
01/16/2025	01/15/2026		-	5,000	10.00%	0.020
01/30/2025	01/29/2026		-	5,000	10.00%	0.020
03/19/2025	12/31/2025	*	75,000	75,000	10.00%	0.020
03/19/2025	12/31/2025	*	75,000	75,000	10.00%	0.020
04/18/2025	04/19/2026		-	5,000	10.00%	0.020
04/30/2025	05/01/2026		-	5,000	10.00%	0.020
05/02/2025	08/02/2025	*	27,500	-	10.00%	0.020
05/02/2025	08/02/2025		-	-	10.00%	0.020
05/19/2025	05/20/2026		-	-	10.00%	0.020
06/23/2025	06/24/2026		50,000	-	10.00%	0.020
07/02/2025	10/01/2025		-	-	10.00%	0.020
07/18/2025	08/02/2025		-	-	10.00%	0.020
07/21/2025	10/21/2025		-	-	10.00%	0.020
08/21/2025	08/22/2026		150,000	-	10.00%	0.010
09/11/2025	09/12/2026		50,000	-	10.00%	0.010
10/06/2025	01/04/2026		-	-	10.00%	0.010
12/12/2025	06/12/2026		27,500	-	10.00%	0.010
01/14/2026	01/13/2027		-	-	10.00%	0.010
01/16/2026	01/15/2027		-	-	10.00%	0.010
01/28/2026	04/28/2026		55,000	-	10.00%	0.010
03/12/2026	03/12/2027		50,000	-	5.00%	0.010
04/29/2026	07/28/2026		60,000	-	10.00%	0.010
			1,188,188	1,070,060
Unamortized discounts			(29,989)	(263,273)
Balance convertible notes payable			$1,158,199	$806,787

*	Notes that were in default as of April 30, 2026 due to non payment of principal and/or accrued interest totaling $745,688.

Accrued Interest

As of April 30, 2026 and April 30, 2025, the balance of accrued interest for the Company’s convertible notes payable was $136,980 and $108,059, respectively.

As of April 30, 2026 and April 30, 2025, the balance of accrued interest for the Company’s related party short term loans was $345 and $757, respectively.

As of April 30, 2026 and April 30, 2025, the balance of accrued interest for the Company’s short term loans was $9,734 and $5,927, respectively.

As of April 30, 2026 and April 30, 2025, the balance of accrued interest for the Company’s related party convertible loans was $0 and $1,253, respectively.

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

During the year ended April 30, 2026 NAPC Defense, Inc. issued 206,647,244 shares of the Company’s restricted common stock, including:

-	12,797,778 shares under subscription agreements for total proceeds of $127,978;

-	61,350,000 shares for various services provided, valued at $627,950 based on the closing market price of the common shares on the grant dates; and

-	75,396,938 shares for $784,227 of principal, interest and fees converted at the contractual conversion rates;

-	42,451,667 shares valued at their relative fair value of $168,568 based on the fair value of the common stock closing price on the date of issuance for loan origination fees and stock subscription commitment fees;

-	500,000 shares from unissued shares; and

-	14,060,861 shares consisting of 4,535,714 shares for the exercise of warrants for cash of $45,357 and 9,525,417 for cashless exercise of warrants.

During the year ended April 30, 2025 NAPC Defense, Inc. issued 69,851,625 shares of the Company’s restricted common stock, including:

-	3,659,524 shares with warrants under subscription agreements for total proceeds of $95,000;

-	20,976,467 shares for $422,351 of principal, interest and fees converted at the contractual conversion rate.

-	5,866,667 shares with a fair value of $173,653 based on the closing market price on the conversion upon conversion of the principal, accrued interest and fees of a convertible note at a conversion price different than the contractual price in the amount of $125,655, resulting in a loss on debt extinguishment of $47,998;

-	31,596,430 shares valued at $148,608 based on the closing price on the date of issuance for loan origination fees and stock subscription commitment fees;

-	4,902,537 shares valued at $248,050 based on the closing market price on the date of issuance for loan financing fees;

-	1,100,000 shares for various services provided, valued at $13,560 based on the closing market price of the common shares on the grant dates; and

-	1,750,000 shares for the cashless exercise of warrants.

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

At April 30, 2026 and April 30, 2025 the Company had 51 shares of Series A preferred shares outstanding.

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

Warrants

The following table reflects the warrants outstanding at April 30, 2026 and 2025:

		Weighted -	Weighted -	Aggregate -
Number of Warrants	Number of Warrants	Average Exercise Price	Remaining Term	Intrinsic Value
Outstanding at April 30, 2025	52,615,668	$0.020	2.46	$2,460
Granted	40,827,381	$0.0101
Warrants issued under full ratchet price protection	28,637,721	$0.01
Exercised	(21,880,387)	$0.01
Cancelled	(1,868,000)	$0.02
Outstanding at April 30, 2026	98,332,383	$0.0146	2.702	$166,217

The 69,465,102 warrants issued during the year ended April 30, 2026 consisted of the following:

●	7,250,000 warrants were issued in connection with subscription agreements;

●	31,791,667 warrants were issued in connection with convertible debt financings;

●	1,785,714 warrants were issued for services; and

●	28,637,721 warrants issued for full ratchet price protection.

During the year ended April 30, 2026, the Company recorded a deemed dividend in the amount of $256,096 as a result of 28,637,721 additional warrants issuable due to full ratchet price protection.

Significant range of inputs and results arising from the Black-Scholes process are as follows for the warrants:

Quoted market price on valuation date	$0.0086 - .0347
Exercise price	$0.02 – 0.028
Expected life (in years)	1 - 5 Years

Equivalent volatility	219.18 – 397.40%
Interest rates	3.60 - 4.50%

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation, except as noted below, nor is it aware of any pending or threatened litigation against us of a material nature.

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that the Company did not follow through on a contract for their services related to its Regulation A offering in 2022. The Company has defended and is defending such on the basis that Delmar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of April 30, 2026, the suit was pending dismissal for lack of prosecution.

Media Use and License Agreement

On February 5, 2023, the Company entered into a Media Use and License Agreement with a corporation. Under the terms of the Media Use and License Agreement, the Company granted the user entity (the “Licensee”) an exclusive license to use photographic and video rights of NAPC Defense, Inc.’s then treasure recovery activities for use to publicize non-fungible token sales as well as appearances by persons for such publication and sales. The authority to use the works includes the right to visit and photograph or video activities of NAPC Defense, Inc. treasure recovery operations. The Licensee agreed to pay to NAPC Defense, Inc. an initial net rights fee of $85,000. NAPC Defense, Inc. was to be owed a royalty from any net revenue to the Licensee for such amounts of sales over the initial rights payment in the amount of 30% for such net sales for any which shall be calculated within thirty days of annual year end. The Licensor never fully developed the Media related business and as of April 30, 2026, no such activity had occurred, nor is it expected to occur in its former form.

Vessel Loan and Treasure Recovery Agreement

On March 5, 2023, the Company entered into a loan agreement with an individual. Under the terms of the loan agreement, the lender provided a vessel loan to NAPC Defense, Inc. toward the purchase price of a vessel at auction in the amount of $50,000 at a 0% per annum rate of interest. In exchange for the loan, NAPC Defense, Inc. agreed to grant to the lender an amount of treasure recovered from the vessel for the 2023, 2024, and 2025 treasure recovery seasons, at a percentage of recovery from the gross amount, being 1% for each $10,000 loaned to NAPC Defense, Inc. for such purchase up to a maximum of 5% for $50,000, or if less than an even $10,000 increment, then that fraction of such amount as a percentage. In addition, NAPC Defense, Inc. shall allow the lender up to 3% of such treasure recovered for a fourth year, if such amount is required to reach $30,000 or more for such purchase. The lender was also given a lien on the vessel. NAPC Defense, Inc. may never have to pay the lender under this agreement because the Company has discontinued its treasure recovery its operations. At April 30, 2026 and April 30, 2025 the $50,000 is shown as a contingent liability shown on the accompanying consolidated balance sheet.

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

NAPC Defense, Inc. entered into a lease agreement for commercial office space with a related party commencing on August 15, 2025 with a month-to-month term and a base monthly rent of $10,000. During the year ended April 30, 2026 the Company paid the related party $60,000 for rent (See Note 9 - Related Party Transactions).

Legal Information

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that the Company did not follow through on a contract for their services related to its Regulation A offering in 2022. The Company has defended and is defending such on the basis that Delmar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of April 30, 2026, the suit was pending dismissal for lack of prosecution.

NOTE 9 – RELATED PARTY TRANSACTIONS

Period ended April 30, 2026:

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

The Company entered into a lease agreement for commercial office space with a related party commencing on August 15, 2025 with a month-to-month term and a base monthly rent of $10,000. During the year ended April 30, 2026 the Company expensed $60,000 for rent. As of April 30, 2026, the amount owed is $10,000 which is included in accounts payable, related party in the accompanying balance sheet.

The Company had previously entered into a lease agreement on May 1, 2024, for 13,000 square feet of commercial office space and 40,000 square feet of warehousing and parking with a related party, with base monthly rent of $25,000. This lease agreement ended on April 30, 2025. The Company owed the related party rent of $25,000 at April 30, 2025. The $25,000 was paid to the related party during year ended April 30, 2026.

A related party limited liability company provided $6,500 of construction services to make improvements to the Company’s commercial office space during the year ended April 30, 2026.

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

During the year ended April 30, 2026 the Company entered into an agreement with a related party, Native American Pride Constructors, LLC (“NAPC, LLC”), (See Note 11 – Services Revenue) to act as subcontractor to oversee and manage NAPC, LLC’s contracts with the United States Department of Defense (“DoD”).

The Company paid a related party $30,000 in fees for providing referrals and customer support which is included in cost of sales in 2026.

The above transactions and amounts are not necessarily what non related third parties would agree to.

Related Party Loans

See Note 6 - Notes Payable for information regarding related party loans.

NOTE 10 – DISCONTINUED OPERATIONS

At April 30, 2025 NAPC Defense, Inc. decided to discontinue its treasure and shipwreck recovery business in order to focus on its defense related business. Accordingly, the Company categorized its treasure and shipwreck recovery business as discontinued operations for the years ended April 30, 2026 and 2025.

The operating results for discontinued operations have been presented in the accompanying consolidated statements of operations for the years ended April 30, 2026 and 2025 as discontinued operations and are summarized below:

	Year Ended April 30,
	2026	2025
Total revenue	$-	$-
Operating expenses	-	143,732
Income from operations	-	-
Other expenses	-	-
Loss from operations of discontinued operations	$-	$143,732

The assets and liabilities of the discontinued operations at April 30, 2026 and 2025 are summarized below:

	April 30, 2026	April 30, 2025
Current assets	$-	$-
Other assets	-	-
Total Assets of discontinued operations, current	-	-

Property and equipment, net	-	-
Assets of discontinued operations, non-current	-
Total Assets	$-	$-

Contingent liability	-	-
Liabilities of discontinued operations, current	-	-

Liabilities of discontinued operations, non-current	-	-
Total Liabilities	$-	$-

Property and equipment

Fixed assets, at cost, for the discontinued operations consisted of the following at April 30, 2026 and 2025:

Fixed Assets	April 30, 2026	April 30, 2025
Diving Vessel	$-	$36,390
Magnetometer	-	-
Diving Vessel (Boston Whaler)	-	-
Diving Vessel (Commander)	-	-
Accumulated Depreciation	-	(36,390)
Fixed Assets, Net	$-	$-

Depreciation expense for the discontinued operations for the years ended April 30, 2026 and 2025 was $0 and $3,436, respectively.

Impairment expense for the discontinued operations was $140,296 for the year ended April 30, 2025.

NOTE 11 – SERVICES REVENUE

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

The Company generates all of its revenue as a subcontractor to its affiliate who holds U.S. Government contracts. As a subcontractor the Company provides program management, contract administration, procurement coordination, compliance oversight, and execution services. These contracts may require the Company to coordinate subcontractors, procure materials and equipment, and manage all aspects of contract performance necessary to satisfy its contractual obligations.

Management has concluded that the Company’s performance obligation is the provision of an integrated program management and contract execution service rather than the sale of individual products or materials. Materials, equipment, and subcontracted services procured in connection with contract performance are inputs used to satisfy the Company’s overall service obligation and are not considered separate performance obligations.

Revenue is recognized when control of the promised services is transferred to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those services. Depending on the contractual terms, revenue is recognized as performance obligations are satisfied or at a point in time when control of the contracted services is transferred to the customer.

The Company evaluated the principal-versus-agent guidance contained in ASC 606 and concluded that it acts as the principal in its customer contracts because it controls the promised services before they are transferred to the customer. The Company is responsible for overall contract performance, directs and manages subcontractors and vendors, and remains responsible for fulfilling all contractual obligations. Accordingly, revenue is presented on a gross basis. Costs incurred to fulfill customer contracts, including subcontractor costs, direct labor, materials, equipment, freight, logistics, and other direct procurement costs, are recorded as Cost of Services as incurred.

The Company does not generally have significant financing components, rights of return, variable consideration, or warranty obligations that materially affect revenue recognition. Contract assets and contract liabilities are recognized when the timing of revenue recognition differs from customer billings, if applicable.

For the years ended April 30, 2026 and 2025 the Company’s related party services revenues were $1,421,220 and $0, respectively.

NOTE 12 – INCOME TAXES

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. The Company has no tax positions at April 30, 2026 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at April 30, 2026 and 2025. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The valuation allowance at April 30, 2026 and 2025 was $1,800,538 and $1,308,887, respectively. The net change in valuation allowance during the years ended April 30, 2026 and 2025 was $491,651 and $261,498, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of April 30, 2026 and 2025. All tax years since inception remains open for examination only by taxing authorities.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for 2026 and 2025:

	For the Year Ended	For the Year Ended
	April 30, 2026	April 30, 2025
Income tax at federal statutory rate	21.00%	21.00%
Valuation allowance	(21.00%)	(21.00%)
Income tax expense	-	-

The Company has a net operating loss carry forward for tax purposes totaling $8,410,369 at April 30, 2026, which may be carried forward indefinitely. There is a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of April 30, 2026	As of April 30, 2025
Non-current deferred tax assets:
Net operating loss carry forward	$8,573,991	$6,232,797
Tax rate	21%	21%
Deferred tax asset	1,800,538	1,308,887
Valuation allowance	(1,800,538)	(1,308,887)
Net deferred tax assets	$-	$-

The Company is currently in the process of gathering the information necessary for filing tax returns for past years, due to the Company’s net losses every year since inception management does not believe that there is any income tax liability for past years.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to April 30, 2026 the Company issued the following shares of restricted common stock as follows:

-	23,714,317 shares of restricted common stock valued at $284,572, based on the closing share price on the grant date, for financing fees;

-	16,000,000 shares of restricted common stock valued at $320,000, based on the closing share price on the grant date, and $154,000 cash were paid to settle the principal balance, accrued interest and fees for a convertible promissory note;

-	875,740 shares of restricted common stock were issued for the exercise of 1,375,000 warrants; and

-	5,775,702 shares of restricted common stock for the conversion of $54,757 of the principal and accrued interest for a convertible note.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of April 30, 2026. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of April 30, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of April 30, 2026, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the year ended April 30, 2026.

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

The name, age and position of the company officers and director is set forth below:

Name	Age	Position	Since

Edward K. West	age 66	Chief Executive Officer and Chairman of the Board of Directors	March 26, 2024

John Spence	age 35	Treasurer, Chief Financial Officer and Director of the Company	March 26, 2024

Evelyn Gurba	age 62	Outside Director	March 26, 2024

Derrick West	age 44	Outside Director	March 26, 2024

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our named executive officer paid by us during the years ended April 30, 2025 and 2024, in all capacities for the accounts of our executives, including the President and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig Huffman(1)	04/30/26	-	-	-	-	-	-	47,052	47,052
Chief Legal Officer	04/30/25	-	-	-	-	-	-	30,250	30,250

Edward K. West(2)	04/30/26	-	-	-	-	-	-	-	-
CEO	04/30/25	-	-	-	-	-	-	-	-

John Spence(3)	04/30/26	-	-	-	-	-	-	114,850	114,850
CFO	04/30/25	-	-	-	-	-	-	25,650	25,650

(1)	Craig Huffman was the Company’s Chief Legal Officer during the years ended April 30, 2026 and 2025. Mr. Hufman was the Company’s previous President and CFO and resigned from those positions in March of 2024. During the years ended April 30, 2026 and 2025 the Company paid Mr. Huffman’s law firm for providing legal and strategic consulting services.

(2)	Edward K. West was appointed as the Company’s CEO in March of 2024, During the years ended April 30, 2026 and 2025 the Company did not pay any salary, stock based compensation, options, or bonuses to Mr. West.

(3)	John Spence was appointed as the Company’s CFO in March of 2024, During the years ended April 30, 2026 and 2025 the Company paid a limited liability company controlled by Mr. Spence for providing financial and strategic services.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, for the year ended April 30, 2026.

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

Our total authorized capital stock consists of 2,000,000 shares of common stock, $0.001 par value per share. As of April 30, 2026, there were 444,899,171 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders.

This table reflects shares that were issued and outstanding as of April 30, 2026.

	Shares of	Percentage of
	common stock	common shares
	beneficially owned	beneficially owned [2]
Name and Address of Beneficial Owners [1]

Edward K. West	50,450,000	11.34%

Educational Group Holdings, LLC	34,246,428	7.70%
Pawan Putra, LLC	25,000,000	5.62%

Evelyn Gurba	20,283,334	4.56%
John Spence	7,000,000	1.57%
Derrick V. West	7,000,000	1.57%

Craig Huffman	2,000,000	0.45%
All beneficial holders as group (two persons or entities)	145,979.762	32.81%

(1)	Unless otherwise indicated, the address of each person listed below is c/o NAPC Defense, Inc., 4910 Creekside Drive, Suite K Clearwater, Florida 33760.

(2)	Percentages are based on 444,899,171 shares of common stock issued and outstanding at April 30, 2026.

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

During the year ended April 30, 2026 the Company entered into an agreement with a related party, Native American Pride Constructors, LLC (“NAPC, LLC”), (See Note 11 – Services Revenue) to act as subcontractor to oversee and manage NAPC, LLC’s contracts with the United State Department of Defense (“DoD”).

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

Item 14. Principal Accountant Fees and Services

Audit Fees

For the years ended April 30, 2026 and 2025, the Company paid the following fees related to services rendered by our principal accountant for professional services rendered for the audit and review of our consolidated financial statements:

Principal Accountant Fees and Services	Year Ended April 30, 2026	Year Ended April 30, 2025
Audit Related Fees	80,000	42,000
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$78,529	$42,000

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services.

There were no such services by our principal accountant for the years ended April 30, 2026 and 2025.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

There were no such services by our principal accountant for the years ended April 30, 2026 and 2025.

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

NAPC Defense, Inc.

Date: August 13, 2026	By:	/s/ Edward K. West
Edward K. West Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer )

Date: August 13, 2026	By:	/s/ John Spence
John Spence Chief Financial Officer Director

Date: August 13, 2026	By:	/s/ Evelyn R. Gurba
Director

Date: August 13, 2026	By:	/s/ Derrick West
Director