Form 10-K/A
period 2026-04-30
NAPC Defense, Inc.
filed 2026-08-21
CIK 1703625

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to NAPC Defense, Inc.'s Annual Report on Form 10-K for the period ended April 30, 2026, filed with the Securities and Exchange Commission on August 13, 2026 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-K in accordance with Rule 405 of Regulation S-T and to correct an immaterial typographical error.

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

There were no such services by our principal accountant for the years ended April 30, 2026 and 2025.

PART IV

Item 15. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

31.2	Certification of Principal Accounting Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14. Filed with this Form 10-K.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with this Form 10-K.

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAPC Defense, Inc.

Date: August 21, 2026	By:	/s/ Edward K. West
Edward K. West Chief Executive Officer Chairman of the Board of Directors (Principal Executive Officer )

Date: August 21, 2026	By:	/s/ John Spence
John Spence Chief Financial Officer Director

Date: August 21, 2026	By:	/s/ Evelyn R. Gurba
Director

Date: August 21, 2026	By:	/s/ Derrick West
Director