Form 10-Q
period 2026-07-31
NAPC Defense, Inc.
filed 2026-09-21
CIK 1703625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Company has 627,254,930 common shares issued and outstanding as of September 21, 2026.

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

NAPC Defense, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2026	April 30, 2026
ASSETS	Unaudited

Current assets:
Cash	$764,831	$718,440
Security deposit, related party	10,000	10,000
Prepaid expenses	63,466	80,439
Total current assets	838,297	808,879

Security deposit	4,900	4,900
Fixed assets	4,092	4,676
Right of use asset	54,949	63,187
Total Assets	$902,238	$881,642

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$212,217	$1,333,407
Accounts payable, related party	10,000	10,000
Accrued interest expense	152,208	147,059
Related party advances	2,209	11,128
Customer deposits	8,700	8,700
Convertible notes payable, net of discounts	989,010	1,158,199
Short term loans	122,925	122,925
Related party convertible loan	60,890	60,890
Lease liability - current	35,090	33,737
Contingent liabilities	50,000	50,000
Total current liabilities	1,643,249	2,936,045

Long term liabilities:
Lease liability	33,341	42,816
Total Liabilities	1,676,590	2,978,861

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Preferred stock, $0.001 par value; 100 shares authorized, 51 shares issued and outstanding. Voting control preferred stock, $0.001 par value; 70 shares authorized, 70 shares issued and outstanding, issued January 22, 2026.	-	-
Common stock, par value $0.001; 2,000,000,000 shares authorized, 491,254,930 and 444,899,171 shares issued and outstanding at July 31, 2026 and April 30, 2026, respectively	491,276	444,920
Common stock to be issued (687,500 at July 31, 2026 and April 30, 2026, respectively)	118,500	118,500
Additional paid-in capital	9,426,287	8,925,314
Accumulated deficit	(10,810,415)	(11,585,953)
Total Stockholders’ Deficit	(774,352)	(2,097,219)

Total Liabilities and Stockholders’ Deficit	$902,238	$881,642

The accompanying notes are an integral part of these unaudited consolidated financial statements

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended
	July 31, 2026	July 31, 2025
Revenue, Related Party	$5,288,000	$-
Cost of sales	3,734,516	-
Gross profit	1,553,484	-

Operating expenses
General and administrative	87,266	29,874
Professional fees	53,669	54,262
Consulting and accounting	50,873	152,586
Rent	44,348	13,001
Legal fees	4,500	2,210
Research and development	-	6,126
Total operating expenses	240,656	258,059

Income (loss) from operations	1,312,828	(258,059)

Other income (expense)
Amortization of debt discount	(13,999)	(192,792)
Financing fees	(284,572)	(100,312)
Loss on extinguishment of debt	(210,646)	-
Interest expense	(28,073)	(33,089)
Total other income (expense)	(537,290)	(326,193)

Income (loss) before income taxes	775,538	(584,252)

Provision for income tax	-	-

Net income (loss)	$775,538	$(584,252)

Deemed dividend	-	(117,629)

Net income (loss) applicable to common stockholders	$775,538	$(701,881)

Income (loss) per share - basic - common	$0.00	$(0.00)
Income (loss) per share - diluted - common	$0.00	$(0.00)

Weighted average shares outstanding – basic	481,453,376	248,809,743
Weighted average shares outstanding – diluted	582,126,416	248,809,743

The accompanying notes are an integral part of these unaudited consolidated financial statements

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended July 31, 2026 and 2025
UNAUDITED

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - April 30, 2026	51	$-	444,899,171	$444,920	687,500	$118,500	$8,925,314	$(11,585,953)	$(2,097,219)

Conversion of debt and interest to common stock	-	-	5,775,702	5,776	-	-	48,981	-	54,757

Common stock issued for finance fees	-	-	23,714,317	23,714	-	-	260,858	-	284,572

Common stock issued to settle debt	-	-	16,000,000	16,000	-	-	192,000	-	208,000

Cashless exercise of warrants	-	-	865,740	866	-	-	(866)	-	-

Net income	-	-	-	-	-	-	-	775,538	775,538

Balance - July 31, 2026	51	$-	491,254,930	$491,276	687,500	$118,500	$9,426,287	$(10,810,415)	$(774,352)

	Preferred Stock		Common Stock		Common Stock to be Issued		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - April 30, 2025	51	$-	238,251,927	$238,269	1,187,500	$120,432	$6,942,106	$(8,447,481)	$(1,146,674)

Sale of common stock	-	-	1,250,000	1,250	-	-	11,250	-	12,500

Conversion of debt and interest to common stock	-	-	6,218,041	6,218	-	-	55,962	-	62,180

Common stock issued as commitment fees	-	-	20,625,000	20,625	-	-	61,604	-	82,229

Warrants issued with convertible notes payable	-	-	-	-	-	-	64,962	-	64,962

Issuance of issuable shares	-	-	500,000	500	(500,000)	(1,932)	1,432	-	-

Warrants issued for services	-	-	-	-	-	-	17,857	-	17,857

Exercise of warrants	-	-	4,535,714	4,536	-	-	40,821	-	45,357

Deemed dividend from warrant price protection	-	-	-	-	-	-	117,629	(117,629)	-

Net loss	-	-	-	-	-	-	-	(584,252)	(584,252)

Balance - July 31, 2025	51	$-	271,380,682	$271,398	687,500	$118,500	$7,313,623	$(9,149,362)	$(1,445,841)

The accompanying notes are an integral part of these unaudited consolidated financial statements

NAPC Defense, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Three Months Ended
	July 31, 2026	July 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$775,538	$(584,252)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	584	89
Amortization of debt discount	13,999	192,792
Warrants issued for services	-	17,857
Financing fees	284,572	100,312
Loss on extinguishment of debt	210,646	-
Non-cash rent expense	116	491
Changes in operating assets and liabilities:
(Increase) decrease in deposits	-	(4,900)
(Increase) decrease in prepaid expense	16,972	1,542
Increase (decrease) in accounts payable	(1,121,190)	10,082
Increase (decrease) in accrued interest payable	28,073	34,900
Increase (decrease) in related party advances	-	(17,272)
Net cash from (used) operating activities	209,310	(248,359)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for leasehold improvements	-	(6,500)
Net cash from investing activities	-	(6,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from sale of common stock	-	12,500
Cash paid for loan settlement	(154,000)	-
Proceeds from convertible notes payable	-	192,000
Proceeds from short-term loans	-	38,800
Proceeds from exercise of warrants	-	45,357
Proceeds from and repayment to related party	(8,919)	-
Proceeds from related party loans	-	(21,000)
Net cash from (used) financing activities	(162,919)	267,657

Net change increase in cash	46,391	12,798

Cash - beginning of the period	718,440	11,812

Cash - end of the period	$764,831	$24,610

Supplemental disclosures of cash flows
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Warrants issued with convertible notes	$-	$64,962
Conversion and settlement of notes payable & accrued interest	$206,112	$62,180

The accompanying notes are an integral part of these unaudited consolidated financial statements

NAPC Defense, Inc.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

July 31, 2026

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

During the year ended April 30, 2026 the Company entered into an agreement with a related party, Native American Pride Constructors, LLC (“NAPC, LLC”), to act as subcontractor to oversee and manage NAPC, LLC’s contracts with the United States Department of War (“DoW”).

NOTE 2 – GOING CONCERN

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred net losses and used net cash in its operations since inception. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one year from the issuance date of these financial statements. Management’s plans include raising capital through the equity markets to fund operations and the generation of revenue through its business. At July 31, 2026, the Company had a net working capital deficit of $804,952. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof.

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

Use of Estimates

The process of preparing consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Significant estimates for the periods ended July 31, 2026 and April 30, 2026 include valuation of property, plant and equipment, valuation of lease liabilities and the right of use asset, valuation of intangible assets, valuation allowances against deferred tax assets, and the fair value of non cash equity transactions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

There were no cash equivalents at July 31, 2026 and April 30, 2026. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of July 31, 2026, the Company had $519,431 in excess of the FDIC insured limit.

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

The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible judgment and estimates may be required within the revenue recognition process including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

For the three month period ended July 31, 2026, the Company generated $5,288,000 of related party services revenue.

Cost of Sales

Cost of sale consists of expenses related to our DoW contract management services. These costs include subcontractor costs, direct labor, materials, equipment, freight, logistics, and other direct procurement costs, are recorded as Cost of Services as incurred.

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

For the three months ended July 31, 2026, the Company had net income. As such, the potential common shares have been included in the diluted net income per share for the three months ended July 31, 2026. For three months ended July 31, 2025, the Company had a net loss. As a result, 163,582,925 shares have been excluded from the diluted net loss per share calculations for those periods because the effect of including them would be anti-dilutive.

The following table presents a reconciliation of the weighted-average common shares used in the computation of basic and diluted earnings per share:

Weighted-average shares	Shares

Basic weighted-average common shares outstanding	481,453,376

Incremental shares from warrants	20,115,727

Incremental shares from convertible debt	80,557,312

Diluted weighted-average common shares outstanding	582,126,416

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

Fixed Assets

Fixed assets are recorded at historical cost. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. During the year ended April 30, 2025, the Company recorded an impairment of $140,296 related to a vessel that was no longer in use and the Company made leasehold improvements on its commercial office location with an estimated useful life of three years. Gains and losses upon disposition are reflected in the consolidated statements of operations in the period of disposition. Maintenance and repair expenditures are charged to expense as incurred.  Depreciation expense for the three months ended July 31, 2026 and 2025 was $584 and $89 respectively.

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

Customer Deposits

Customer deposits are an amount paid by a customer prior to the Company providing it with goods or services. The Company has an obligation to provide the goods or services to the customer or to return the money. The Company had $8,700 in customer deposits as of July 31, 2026 and April 30, 2026.

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

NAPC Defense Inc. entered into a lease agreement for approximately 2,900 square feet of commercial office space located in Clearwater, Florida that commenced on May 1, 2025 and that terminates on May 1, 2028. The base rent during the term of the lease is $3,138 per month in year one, $3,295 per month in year two, and $3,460 per month in year three. The Company was reimbursed $11,588 by the landlord for leasehold improvements which offset against fixed assets in the accompanying balance sheet during the year ended April 30, 2026.

On May 1, 2025, upon inception of the lease, the Company recorded a right-of-use asset and lease liability of $105,293. As a result of the lease incentive, the right of use asset and liability was adjusted to $94,083.

Right-of-use assets at July 31, 2026 and April 30, 2026 are summarized below:

	July 31, 2026	April 30, 2026
Office lease	$105,293	$105,293
Lease incentives	(11,210)	(11,210)
Less accumulated amortization	(39,134)	(30,896)
Right of use assets, net	$54,949	$63,187

Rent expense is reflected in the Company’s Statement of Operations as $44,348 for the three month period ended July 31, 2026 due to the Company having a month-to-month lease that is not included in the Right-of-use assets.

Operating Lease liabilities are summarized below:

	July 31, 2026	April 30, 2026
Office lease	$68,431	$76,553
Less: current portion	(35,090)	(33,737)
Long term portion	$33,341	$42,816

Maturity of lease liabilities are as follows:

July 31, 2026
Year ending April 30, 2027	29,658
Year ending April 30, 2028	41,521
Year ending April 30, 2029	3,460
Total future minimum lease payments	$74,639
Less imputed interest	(6,208)
PV of Payments	$68,431

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Related Party Convertible Loans

An officer of the Company provided a loan to NAPC Defense, Inc., under a convertible promissory note in the year ended April 30, 2022. This convertible promissory note is unsecured, non-interest bearing, and is convertible into common shares of the Company stock at $2.75 per share and due on demand. The balance due to the officer was $60,890 as of July 31, 2026 and April 30, 2026, respectively.

On February 1, 2024 the Company entered into a master convertible corporate note agreement with Native American Pride Constructors, LLC (“NAPC, LLC”). NAPC, LLC advanced $63,791 to NAPC Defense, Inc. during the year ended April 30, 2024 to cover various operating expenses. The loan balance is convertible into the shares of NAPC Defense, Inc. at the discretion of the NAPC, LLC at a rate of $0.03 per share. The note does not pay interest and there is no specific time frame for repayment of the principal balance. During the year ended April 30, 2026 and 2025, respectively the Company repaid $4,102 and $59,689, of principal to NAPC, LLC. The balances owed on the note were $0 as of July 31, 2026 and April 30, 2026.

Related Party Short Term Loans

On February 28, 2025 a limited liability company controlled by a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $6,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The loan was forgiven by the lender in 2026 and the balance due to the limited liability company was $0 as of July 31, 2026 and April, 30, 2026.

On March 4, 2025 a limited liability company controlled by a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $15,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand The loan was forgiven by the lender loan in 2026 and the balance due to the limited liability company was $0 as of July 31, 2026 and April, 30, 2026.

On March 11, 2025 a limited liability company controlled by a Director of the Company provided a loan to NAPC Defense, Inc., in the amount of $30,000. The loan was unsecured, bears interest at 10.0% per annum and was due on demand. The loan was forgiven by the lender in 2026 and the balance due to limited liability company was $0 as of July 31, 2026 and April, 30, 2026.

Short Term Loans

As of July 31, 2026 and April 30, 2026, the Company had short term loans totaling $122,925. At July 31, 2026 and April 30, 2026 short term loans consist of a loan in the amount of $2,700 that bears no interest and is due on demand, a loan in the amount of $22,925 that has a 10% annual interest rate and is due on demand, a loan in the amount of $50,000 that has a 12% annual interest rate and that was due on April 24, 2026, and a loan in the amount of $50,000 that has a 5% annual interest rate and that is due on March 12, 2027.

Three Month Period Ended July 31, 2026 New Convertible Notes Payable

None.

Three Month Period Ended July 31, 2025 New Convertible Notes Payable

On May 2, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on August 2, 2025. The company received proceeds of $25,000 net of issuance costs of $2,500 which were immediately expensed. The Company also issued the lender 2,750,000 shares of the Company’s common stock. The common stock was recorded at their relative fair values of $17,198. The resulting debt discount for this note was $17,198. The principal balance of the note as of July 31, 2026 and April 30, 2026 is $27,500.

On May 2, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on August 2, 2025. The company received proceeds of $25,000 net of issue costs of $2,500 which were immediately expensed. The Company also issued 2,750,000 shares of common stock and stock warrants to the note holder to purchase 2,750,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $10,582 for the common stock and $10,580 for the warrants. The resulting debt discount for this note was $21,162. The principal balance of the note as of July 31, 2026 and April 30, 2026 is $0.

On May 19, 2025 the Company entered into a convertible promissory note with a face value of $5,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on May 20, 2026. The company received proceeds of $4,500 net of issue costs of $500 which were immediately expensed. The Company also issued 500,000 shares of common stock and stock warrants to the note holder to purchase 500,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $1,929 for the common stock and $1,922 for the warrants. The resulting debt discount for this note was $3,851. The principal balance of the note as of July 31, 2026 and April 30, 2026 is $0.

On June 23, 2025 the Company entered into a convertible promissory note with a face value of $50,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on June 24, 2026. The company received proceeds of $50,000. The Company also issued 5,000,000 shares of common stock and stock warrants to the note holder to purchase 5,000,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $16,163 for the common stock and $16,122 for the warrants. The resulting debt discount for this note was $32,285. This principle balance of $50,000 and accrued interest of $4,757 were converted into 5,775,702 shares of the Company’s common stock during the three month period ended July 31, 2026. The principal balance of the note as of July 31, 2026 and April 30, 2026 is $0 and $50,000, respectively.

On July 2, 2025 the Company entered into a convertible promissory note with a face value of $55,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on October 1, 2025. The company received proceeds of $50,000 net of issue costs of $5,000 which were immediately expensed. The Company also issued 5,500,000 shares of the Company’s common stock and stock warrants to the note holder to purchase 5,500,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $21,176 and $21,161 for the warrants. The resulting debt discount for this note was $42,336. The principal balance of the note as of July 31, 2026 and April 30, 2026 is $0.

On July 18, 2025 the Company entered into a convertible promissory note with a face value of $27,500, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on October 17, 2025. The company received proceeds of $25,000 net of issue costs of $2,500 which were immediately expensed. The Company also issued 2,750,000 shares of common stock and stock warrants to the note holder to purchase 2,750,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $10,695 for the common stock and $10,694 for the warrants. The resulting debt discount for this note was $21,390. The principal balance of the note as of July 31, 2026 and April 30, 2026 is $0.

On July 21, 2025 the Company entered into a convertible promissory note with a face value of $13,750, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on October 21, 2025. The company received proceeds of $12,500 net of issue costs of $1,250 which were immediately expensed. The Company also issued 1,375,000 shares of common stock and stock warrants to the note holder to purchase 1,375,000 shares of the Company’s common stock at $0.01. The common stock and warrants were recorded at their relative fair values of $4,485 for the common stock and $4,484 for the warrants. The resulting debt discount for this note was $8,969. The principal balance of the note as of July 31, 2026 and April 30, 2026 is $0.

Prior Period Convertible Notes Payable

On May 19, 2021, the Company entered into a convertible note payable with a corporation. The note payable, had an original face value of $150,000, including a $15,000 original issue discount, bears interest at 10.0% per annum and was due on February 19, 2023. This note is currently in default due to non payment of principal and accrued interest. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversion rate of $0.01. During the year ended April 30, 2025 the Company made a $64,280 adjustment to the principal balance of this note to account for fees and interest charged by the lender. During the year ended April 30, 2026 the Company issued 21,006,750 shares of its restricted common stock for the conversion of $198,443 of principal, $6,250 of accrued interest, and $5,375 of fees of this note. See Convertible Promissory Note Conversions and Settlements below for activity during the three month period ended July 31, 2026. The principal balance of the note at July 31, 2026 and April 30, 2026 is $0 and $28,188, respectively.

On December 6, 2021, the Company entered into a convertible note payable with a corporation. The note payable, with an original face value of $70,666, including a $17,666 original issue discount, bears interest at 15% per annum and was due on February 6, 2023. This note is currently in default due to non payment of principal and accrued interest. The convertible note payable is convertible, at the holder’s option, into the Company’s common shares at a fixed conversion rate of $0.01. During the year ended April 30, 2025 the Company made a $56,533 adjustment to the principal balance of this note to account for fees and interest charged by the lender. During the year ended April 30, 2026 the Company issued 6,218,041 shares of its restricted common stock valued at $62,181 for the conversion of $60,060 of the principal balance and $2,121 of accrued interest of this note. The principal balance of the note at July 31, 2026 and April 30, 2026 is $0.

On August 1, 2023, the Company entered into a convertible note payable with an individual who at the time was a member of the Company’s Board of Directors until the individual resigned from the Board on March 27, 2024. The note payable, with a face value of $50,000, bears interest at 10.0% per annum and was due on August 1, 2024. The convertible note payable is convertible upon default, at the note holder’s option, into the Company’s common shares at a fixed conversion rate of $0.01. The conversion of the note into shares of the Company’s common stock is potentially highly dilutive to current shareholders. The principal balance of the convertible promissory note payable was $50,000 at July 31, 2026 and April 30, 2026.

On June 14, 2024, the Company entered into a convertible promissory note agreement with respect to the sale and issuance of: (i) an initial financing fee in the amount of 1,071,430 shares of the Company’s restricted common stock, and(ii) a promissory note in the aggregate principal amount of $150,000 and (iii) warrants to purchase 5,357,143 shares at $0.028. The company received proceeds of $135,000 resulting in an original issue discount of $15,000. The convertible promissory note has a due date of June 14, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.028. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $13,199 and $65,742 respectively. The resulting debt discount on this note was $93,941. The lender charged the Company a default fee of $60,000 during the year ended April 30, 2026 which was added to the principal balance of the note. During the year ended April 30, 2026 the Company issued 24,500,600 shares of its restricted common stock for the conversion of $210,000 of the principal balance and $35,006 of accrued interest for this note. The principal balance of the note at July 31, 2026 and April 30, 2026 is $0.

On July 3, 2024, the Company entered into a convertible promissory note agreement with respect to the sale and issuance of: (i) an initial financing fee in the amount of 125,000 shares of the Company’s restricted common stock, and (ii) a promissory note in the aggregate principal amount of $75,000 and (iii) warrants to purchase 2,678,572 shares at $0.028. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note has a due date of July 3, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.028. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $1,642 and $35,040 respectively. The resulting debt discount on this note was $ 44,182. During the year ended April 30, 2026 the lender charged an additional financing fee of $30,000 which was added to the principal balance of the note. See Convertible Promissory Note Conversions and Settlements below for activity during the three month period ended July 31, 2026. The principal balance of the note at July 31, 2026 and April 30, 2026 was $0 and $105,000, respectively.

On August 12, 2024 the Company entered into a convertible promissory note with a face value of $30,000, an annual rate of interest of 6% that is convertible into shares of common stock at $0.02, and that is due on February 12, 2025. The Company also issued stock warrants to the note holder to purchase 1,500,000 shares of the Company’s common stock at $0.02. This note is currently in default due to non payment of principal and accrued interest. The common stock was recorded at its relative fair value of $13,090 as a debt discount. The principal balance of the note at July 31, 2026 and April 30, 2026 was $30,000.

On October 17, 2024, the Company entered into a convertible promissory note with respect to the sale and issuance of: (i) an initial financing fee in the amount of 750,000 shares of the Company’s restricted common stock, (ii) a promissory note in the aggregate principal amount of $75,000, and (iii) common stock warrants to purchase 3,750,000 shares of the Company’s common stock at $0.02. The company received proceeds of $67,500 resulting in an original issue discount of $7,500. The convertible promissory note has a due date of October 17, 2025, and bears interest at the rate of 10% per year that is convertible into shares of common stock at $0.02. In the event of default as defined in the note, the outstanding balance of the note will increase to 140% of the balance immediately prior to the occurrence of the event of default. The lender charged a penalty fee of $30,000 for the loan going into default during the year ended April 30, 2026. There are additional terms and conditions contained in the note that could result in the Company being required to issue a significant amount of shares and/or warrants to the lender. The common stock and the warrants were recorded at their relative fair values of $6,833 and $30,258 respectively. The resulting debt discount on this note was $44,591. The principal balance of the note at July 31, 2026 and April 30, 2026 was $105,000.

On December 16, 2024 the Company entered into a convertible promissory note with a face value of $10,000, an annual rate of interest of 10% that is convertible into shares of common stock at $0.02, and that is due on December 15, 2025. The company received proceeds of $9,000 resulting in an original issue discount of $1,000. The Company also issued 1,000,000 shares of common stock and stock warrants, to the note holder to purchase 1,000,000 shares of the Company’s common stock at $0.02. The common stock and warrants were recorded at their relative fair values of $4,097 for the common stock and $3,513 for the warrants. The resulting debt discount for this note was $8,610. During the year ended April 30, 2026 the principal balance and accrued interest of this note was converted into 556,389 shares of the Company’s restricted common stock. The principal balance of this note July 31, 2026 and April 30, 2026 was $0.

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

Convertible Promissory Note Conversions and Settlements

Three Month Period Ended July 31, 2026:

The Company issued 5,775,702 shares of the its restricted common stock upon the conversion at the contract rate of $50,000 and accrued interest of $4,757 for a convertible promissory note dated June 23, 2025. The principal balance of the note at July 31, 2026 is $0.

The Company issued 16,000,000 shares of the its restricted common stock and paid $154,000 in cash to settle the principal balance of $28,188 and $1,250 of the accrued interest of balance for a convertible note dated May 19, 2021 and $105,000 of the principal balance and $16,917 of the accrued interest balance for a convertible note dated July 3, 2024, both notes from the same lender. The principal balance of the note dated May 19, 2021 at July 31, 2026 and April 30, 2026 is $0 and $28,188, respectively and the principal balance of the note dated July 3, 2024 at July 31, 2026 and April 30, 2026 is $0 and $105,000, respectively.

Three Month Period Ended July 31, 2025:

The Company issued 6,218,041 shares of the its restricted common stock upon the conversion at the contract rate of $60,060 and accrued interest of $2,121 for a convertible promissory note dated December 6, 2021. The principal balance of the note at July 31, 2025 is $0.

Convertible Notes Payable

The following table reflects the convertible notes payable as of July 31, 2026 and April 30, 2026:

Issue Date	Maturity Date		July 31, 2026 Principal Balance	April 30, 2026 Principal Balance	Rate	Conversion Price
Convertible notes payable
05/19/2021	02/19/2023	*	-	28,188	10.00%	0.010
12/06/2021	02/06/2023		-	-	15.00%	0.010
08/01/2023	03/27/2024	*	50,000	50,000	10.00%	0.010
06/16/2024	06/16/2025		-	-	10.00%	0.028
07/03/2024	07/03/2025	*	-	105,000	10.00%	0.028
08/12/2024	08/12/2025	*	30,000	30,000	6.00%	0.020
10/17/2024	10/17/2025	*	105,000	105,000	10.00%	0.020
12/16/2024	12/25/2025		-	-	10.00%	0.020
12/18/2024	12/18/2025		-	-	10.00%	0.020
12/18/2024	12/18/2025		-	-	10.00%	0.020
12/20/2024	12/19/2025	*	250,000	250,000	10.00%	0.020
01/16/2025	01/15/2026		-	-	10.00%	0.020
01/30/2025	01/29/2026		-	-	10.00%	0.020
03/19/2025	12/31/2025	*	75,000	75,000	10.00%	0.020
03/19/2025	12/31/2025	*	75,000	75,000	10.00%	0.020
04/18/2025	04/19/2026		-	-	10.00%	0.020
04/30/2025	05/01/2026		-	-	10.00%	0.020
05/02/2025	08/02/2025	*	27,500	27,500	10.00%	0.020
05/02/2025	08/02/2025		-	-	10.00%	0.020
05/19/2025	05/20/2026		-	-	10.00%	0.020
06/23/2025	06/24/2026		-	50,000	10.00%	0.020
07/02/2025	10/01/2025		-	-	10.00%	0.020
07/18/2025	08/02/2025		-	-	10.00%	0.020
07/21/2025	10/21/2025		-	-	10.00%	0.020
08/21/2025	08/22/2026		150,000	150,000	10.00%	0.010
09/11/2025	09/12/2026		50,000	50,000	10.00%	0.010
10/06/2025	01/04/2026		-	-	10.00%	0.010
12/12/2025	06/12/2026		27,500	27,500	10.00%	0.010
01/14/2026	01/13/2027		-	-	10.00%	0.010
01/16/2026	01/15/2027		-	-	10.00%	0.010
01/28/2026	04/28/2026		55,000	55,000	10.00%	0.010
03/12/2026	03/12/2027		50,000	50,000	5.00%	0.010
04/29/2026	07/28/2026		60,000	60,000	10.00%	0.010
			1,005,000	1,188,188
Unamortized discounts			(15,990)	(29,989)
Balance convertible notes payable			$989,010	$1,158,199

*	Notes that were in default as of July 31, 2026 due to non payment of principal and/or accrued interest.

Accrued Interest

As of July 31, 2026 and April 30, 2026, the balance of accrued interest for the Company’s convertible notes payable was $140,008 and $136,980, respectively.

As of July 31, 2026 and April 30, 2026, the balance of accrued interest for the Company’s related party short term loans was $345 and $345, respectively.

As of July 31, 2026 and April 30, 2026, the balance of accrued interest for the Company’s short term loans was $11,853 and $9,734, respectively.

As of July 31, 2026 and April 30, 2026, the balance of accrued interest for the Company’s related party convertible loans was $0.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Common Stock

On February 20, 2025, the Company filed with the State of Nevada to increase the authorized shares of the Corporation from 300,000,000 common shares to 500,000,000 common shares. Such filing was processed to be effective with the State of Nevada on February 20, 2025.

On October 14, 2025, the Company filed with the State of Nevada to increase the authorized shares of the Corporation from 500,000,000 common shares to 2,000,000,000 common shares. Such filing was processed to be effective with the State of Nevada on October 15, 2025. At July 31, 2026 the Company had 2,000,000,000 authorized shares of common stock.

During the three month period ended July 31, 2026 NAPC Defense, Inc. issued 46,355,759 shares of the Company’s restricted common stock, including:

-	5,775,702 common shares for $54,757 of principal, interest and fees converted at the contractual conversion rate;

-	23,714,317 common shares for financing fees of $284,572 based on the closing market price on the grant date, paid as non-refundable fee to enter into settlement negotiations with a lender.

-	16,000,000 common shares valued at $208,000 based on the closing market price on the settlement date plus cash paid of $154,000 to settle debt resulting in a loss on extinguishment of debt of $210,646; and

-	865,740 common shares for the cashless exercise of 1,375,000 warrants.

During the three month period ended July 31, 2025 NAPC Defense, Inc. issued 33,628,755 shares of the Company’s restricted common stock, including:

-	1,250,000 common shares with warrants under subscription agreements for total proceeds of $12,500;

-	6,218,041 common shares for $62,180 of principal, interest and fees converted at the contractual conversion rate.

-	20,625,000 common shares valued at $82,229 based on the relative fair value on the date of issuance for loan origination;

-	4,535,714 common shares for the exercise of warrants for aggregate proceeds of $45,357; and

-	500,000 shares from unissued shares.

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

At July 31, 2026 and April 30, 2026 the Company had 51 shares of Series A preferred shares outstanding.

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

Warrants

 The following table reflects the warrants outstanding at July 31, 2026 and April 30, 2026:

Number of Warrants	Number of Warrants	Weighted - Average Exercise Price	Weighted - Remaining Term	Aggregate - Intrinsic Value
Outstanding at April 30, 2026	98,332,383	$0.0146	2.702	$166,217
Granted	0
Warrants issued under full ratchet price protection	0
Exercised	(1,375,000)	$0.01
Cancelled	(6,683,573)	$0.0112
Outstanding at July 31, 2026	90,273,810	$0.0142	2.13	$0

There were no new warrants issued during the three month period ended July 31, 2026.

During the three month period ended July 31, 2026, the Company did not record a deemed dividend.

During the three month period ended July 31, 2025, the Company recorded a deemed dividend in the amount of $117,629 as a result of 11,785,715 additional warrants issuable due to full ratchet price protection.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Media Use and License Agreement

On February 5, 2023, the Company entered into a Media Use and License Agreement with a corporation. Under the terms of the Media Use and License Agreement, the Company granted the user entity (the “Licensee”) an exclusive license to use photographic and video rights of NAPC Defense, Inc.’s then treasure recovery activities for use to publicize non-fungible token sales as well as appearances by persons for such publication and sales. The authority to use the works includes the right to visit and photograph or video activities of NAPC Defense, Inc. treasure recovery operations. The Licensee agreed to pay to NAPC Defense, Inc. an initial net rights fee of $85,000. NAPC Defense, Inc. was to be owed a royalty from any net revenue to the Licensee for such amounts of sales over the initial rights payment in the amount of 30% for such net sales for any which shall be calculated within thirty days of annual year end. The Licensor never fully developed the Media related business and as of July 31, 2026, no such activity had occurred, nor is it expected to occur in its former form.

Vessel Loan and Treasure Recovery Agreement

On March 5, 2023, the Company entered into a loan agreement with an individual. Under the terms of the loan agreement, the lender provided a vessel loan to NAPC Defense, Inc. toward the purchase price of a vessel at auction in the amount of $50,000 at a 0% per annum rate of interest. In exchange for the loan, NAPC Defense, Inc. agreed to grant to the lender an amount of treasure recovered from the vessel for the 2023, 2024, and 2025 treasure recovery seasons, at a percentage of recovery from the gross amount, being 1% for each $10,000 loaned to NAPC Defense, Inc. for such purchase up to a maximum of 5% for $50,000, or if less than an even $10,000 increment, then that fraction of such amount as a percentage. In addition, NAPC Defense, Inc. shall allow the lender up to 3% of such treasure recovered for a fourth year, if such amount is required to reach $30,000 or more for such purchase. The lender was also given a lien on the vessel. NAPC Defense, Inc. may never have to pay the lender under this agreement because the Company has discontinued its treasure recovery its operations. At July 31, 2026 and April 30, 2026 the $50,000 is shown as a contingent liability shown on the accompanying consolidated balance sheet.

Commercial Office Space Lease Agreements

NAPC Defense Inc. entered into a lease agreement for approximately 2,900 square feet of commercial office space located in Clearwater, Florida that commenced on May 1, 2025 and that terminates on May 1, 2028. The base rent during the term of the lease is $3,138 per month in year one, $3,295 per month in year two, and $3,460 per month in year three (See Note 4).

NAPC Defense, Inc. entered into a lease agreement for commercial office space with a related party commencing on August 15, 2025 with a month-to-month term and a base monthly rent of $10,000. During the three month period ended July 31, 2026 the Company paid the related party $30,000 for rent (See Note 8 - Related Party Transactions).

Legal Information

In May of 2023, NAPC Defense, Inc. was sued in county court over a contract by the firm of Delmar which contends that the Company did not follow through on a contract for their services related to its Regulation A offering in 2022. The Company has defended and is defending such on the basis that Delmar never performed on its obligations and therefore was discharged on the contract. Such matter is pending motions by NAPC Defense, Inc. in the county court. Such lawsuit is seeking $20,000 by Delmar. As of July 31, 2026, the suit was pending dismissal for lack of prosecution.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

During the year ended April 30, 2026 the Company entered into an agreement with a related party, Native American Pride Constructors, LLC (“NAPC, LLC”), (See Note 9 – Services Revenue) to act as subcontractor to oversee and manage NAPC, LLC’s contracts with the United States Department of War (“DoW”).

The above transactions and amounts are not necessarily what third parties would agree to.

Related Party Loans

See Note 5 - Notes Payable for information regarding related party loans.

NOTE 9 – SERVICES REVENUE

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

For the three month periods ended July 31, 2026 and 2025 the Company’s related party services revenues were $5,288,000 and $0, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to July 31, 2026 the Company issued the following shares of restricted common stock as follows:

-	5,000,000 shares of restricted common stock valued at $45,000,based on the closing share price on the date of the agreement for financing fees to extend the due date of a convertible loan from August 22, 2026 to February 28, 2027; and

-	131,000,000 shares of restricted common stock for services valued at $1,834,000 based on the closing share price on the date of the agreement

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

During the year ended April 30, 2026 the Company entered into an agreement with a related party, Native American Pride Constructors, LLC (“NAPC, LLC”), to act as subcontractor to oversee and manage NAPC, LLC’s contracts with the United States Department of War (“DoW”).

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

During the year ended April 30, 2026 the Company entered into an agreement with a related party, Native American Pride Constructors, LLC (“NAPC, LLC”), to act as subcontractor to oversee and manage NAPC, LLC’s contracts with the United States Department of War (“DoW”).

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

Summary of the Three Months Ended July 31, 2026 Results of Operations Compared to the Three Months Ended July 31, 2025 Results of Operations

Revenue

The Company recorded related party revenue of $5,288,000 and $0 and during the three month periods ended July 31, 2026 and 2025, respectively.

Cost of Sales and Gross Profit

The Company’s cost of sales was $3,734,516 with a gross profit of $1,553,484 for the period ended July 31, 2026.

Operating Expenses

During the three month period ended July 31, 2026, the Company incurred general and administrative expense of $87,266, professional fees of $53,669, consulting and accounting expense of $50,873, rent expense of $44,348, and legal fees of $4,500.

During the three month period ended July 31, 2025, the Company incurred general and administrative expense of $29,874, rent expense of $13,001, consulting and accounting expense of $152,586, legal fees of $2,210, research and development expenses of $6,126, and professional fees of $54,262.

Total operating expenses were $240,656 for the three month period ended July 31, 2026 versus $258,059 for three month period ended July 31, 2025 which is a decrease of $17,403 or 6.7%. The decrease in operating expenses for the three month period ended July 31, 2026 is largely attributable to a decrease in consulting and accounting expenses expense of $101,713. This decrease is offset by increases in general and administrative expenses of $57,392 and rent expense of $31,347.

Other Expenses

Total other expenses were $537,290 during the three month period ended July 31, 2026 versus $326,193 during the three month period ended July 31, 2025, an increase of $211,097 or 64.7%. Other expenses increased during the three month period ended July 31, 2026 primarily due to an increases of $210,646 in loss on extinguishment of debt and $184,260 in financing fees which offset a decrease of $178,793 in amortization of debt discount.

Net Income/Loss

For the three month period ended July 31, 2026 the Company incurred net income of $775,538 versus net losses of $584,252, for three month period ended July 31, 2025. The decrease in net loss of $1,359,790 during the three month period ended July 31, 2026 was primarily due to an increase of $5,288,000 in revenues and $1,553,484 in gross profits, whereas the Company did not have any revenues during the same period in 2025.

Deemed Dividend

During the three month period ended July 31, 2026, the Company did not have a deemed dividend.

During the three month period ended July 31, 2025, the Company had a deemed dividend of $117,629 related to a price protection exercise price adjustment on warrants.

Net Income/Loss Applicable To Common Stockholders

During the three month period ended July 31, 2026, net income applicable to common stockholders was $775,538. During the three month period ended July 31, 2025, net loss applicable to common stockholders was $701,881.

Liquidity and capital resources

As at July 31, 2026, our total assets were $902,238 and our total liabilities were $1,676,590.

As at July 31, 2026, our current assets were $838,297 and current liabilities were $1,643,249.

As of July 31, 2026 our total stockholders’ deficit was $774,352.

As of July 31, 2026 we had a working capital deficit of $804,952.

Cash flows from operating activities

For the three months ended July 31, 2026 net cash flows from operating activities was $209,310.

For the three months ended July 31, 2025 net cash flows used in operating activities was $248,359.

The increase in cash from operating activities is primarily attributable net income $775,538 in 2026 versus net losses of $584,252 in 2025.

Cash flows from investing activities

For the three months ended July 31, 2026 net cash flow used in investing activities was $0.

For the three months ended July 31, 2025 net cash flow used in investing activities was $6,500.

Cash flows from financing activities

For the three months ended July 31, 2026 we used $162,919 in cash flows from financing activities.

For the three months ended July 31, 2025 we have generated $267,657 in cash flows from financing activities.

The decrease in cash provided by financing activities is primarily attributable to an increase in cash paid for a loan settlement and decreases in proceeds from convertible notes payable, proceeds from exercise of warrants, proceeds from short term loans and proceeds from the sale of common stock.

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

Liquidity and Capital Resources and Cash Requirements

As of the date of this report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. At July 31, 2026, the Company had a working capital deficit of $804,952. The Company is in immediate need of further working capital and is seeking options, with respect to financing, in the form of debt, equity or a combination thereof. Based on its historical rate of expenditures, the Company expects to expend its available cash in less than one month from the issuance date of these financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended July 31, 2026 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: September 21, 2026	By:	/s/ Edward K. West
Edward K. West Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer )

Date: September 21, 2026	By:	/s/ John Spence
John Spence Chief Financial Officer Director

Date: September 21, 2026	By:	/s/ Evelyn R. Gurba
Director

Date: September 21, 2026	By:	/s/ Derrick West
Director